Form 10-Q
period 1996-09-30
VIRTUAL OPEN NETWORK ENVIRONMENT CORP
filed 1996-11-14
CIK 1008946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)
          X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         ---                OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1996
                            -------------------------

         ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from              to
                               ------------    ------------------

                           Commission File No. 0-21511
        -----------------------------------------------------------------

                                V-ONE Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                  52-1953278
    -------------------------------                --------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

   1803 Research Boulevard - Suite 305, Rockville, Maryland      20850
   ---------------------------------------------------------   --------
            (Address of principal executive offices)          (Zip Code)

        Registrant's telephone number, including area code (301) 838-8900
                                                          ----------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                       Yes        No  X
                                                           ---       ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                    Outstanding at November 9, 1996
                 -----                    --------------------------------
    Common Stock, $0.001 par value                12,540,556 shares

PART I.  Financial Information

Item 1.  Financial Statements


V-ONE CORPORATION
BALANCE SHEETS

                                                             SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                             ------------------          -----------------
                                                                 (Unaudited)

 ASSETS

 Current assets

      Cash and cash equivalents                              $   964,761                 $   1,328,385

      Accounts receivable, net of allowances of
      $237,805 and $23,620 as of September 30, 1996 and
      December 31, 1995 respectively                           1,687,506                       242,392

      Inventory, less allowances
      of $ 50,000 as of  September 30, 1996 and
      December 31, 1995                                          293,290                       257,630

      Prepaid expenses and other current assets                  138,817                        13,955
                                                             -----------                 -------------

 Total current assets                                          3,084,374                     1,842,362
                                                             -----------                 -------------

 Property and equipment

 Office and computer equipment                                   660,949                       219,044

 Furniture and fixtures                                           96,764                        14,958

 Less accumulated depreciation                                   (91,653)                      (35,952)
                                                             -----------                 -------------

 Net property and equipment                                      666,060                       198,050
                                                             -----------                 -------------

 Deferred financing costs                                      1,239,164                          ---

 Other assets                                                     28,568                        10,190
                                                             -----------                 -------------

 Total assets                                                $ 5,018,166                 $   2,050,602
                                                             ===========                 =============



                                                             SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                             ------------------          -----------------
                                                                 (Unaudited)



 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current Liabilities

 Accounts payable and accrued expenses                       $ 1,986,115                  $    189,384

 Accrued interest                                                 56,216                        38,161

 Deferred income                                                  25,095                        12,500

 Notes payable - current                                          16,668                     1,255,556

 Notes payable to related parties                              1,601,800                       474,144

 Capital lease obligations - current                              69,117                        40,928
                                                             -----------                  ------------

 Total current liabilities                                     3,755,011                     2,010,673
                                                             -----------                  ------------

 Notes payable - noncurrent                                       26,386                        44,444

 Deferred rent                                                    96,338                        52,959

 Capital lease obligations - noncurrent                          125,167                        82,464
                                                             -----------                  ------------

 Total liabilities                                             4,002,902                     2,190,540
                                                             -----------                  ------------

 Preferred Stock, $0.001 par value;
 13,333,333 shares authorized; 0 and
 791,011 shares issued and outstanding, as
 of December 31, 1995 and September 30,
 1996, respectively                                            3,559,554                       ---
                                                             -----------                  ------------

 Shareholders' equity (deficit):

 Common Stock, $0.001 par value; 33,333,333 shares
 authorized; 8,304,426 and 8,455,527 shares issued
 and outstanding, as of December 31, 1995 and
 September 30, 1996, respectively                                  8,456                        8,304

 Additional paid in capital                                    4,745,055                    1,496,541

 Notes receivable from sales of Common Stock                    (287,400)                       ---

 Accumulated deficit                                          (7,010,401)                  (1,644,783)
                                                             -----------                  -----------

 Total shareholder's equity (deficit)                         (2,544,290)                    (139,938)
                                                             -----------                  -----------

 Total liabilities and shareholders' equity                 $  5,018,166                  $ 2,050,602
                                                            ============                  ===========
 (deficit)


The accompanying notes are an integral part of these financial statements.


                                                        V-ONE CORPORATION
                                                     STATEMENTS OF OPERATIONS
                                                           (Unaudited)

                                      Three Months Ended                            Nine Months Ended
                                         September 30,                                September 30,
                            ---------------------------------           -----------------------------------
                                  1996                  1995                  1996                    1995
                                  ----                  ----                  ----                    ----

Revenues:

Products                    $ 1,578,620          $   356,021            $ 3,862,664           $   725,239

Consulting and services         141,923               ---                   234,266                ---
                            -----------          ------------           -----------           -----------

Total revenues                1,720,543              356,021              4,096,930               725,239
                            -----------          -----------            -----------           -----------

Cost of revenues:

Products                        503,484              125,482              1,276,813               256,632

Consulting and services          11,954               ---                    39,176                ---
                            -----------          ------------           -----------           -----------

Total cost of revenues          515,438              125,482              1,315,989               256,632
                            -----------          -----------            -----------           -----------

Gross profit                  1,205,105              230,539              2,780,941               468,607
                            -----------          -----------            -----------           -----------

Operating expenses:

Sales and marketing             898,543              24,030               2,570,981                90,072

General and
administrative                  507,079             176,903               3,856,594               638,066

Research and development        607,305              90,142               1,311,613               200,932
                            -----------          ----------             -----------           -----------

Total operating expenses      2,012,927             291,075               7,739,188               929,070
                            -----------          ----------             -----------           -----------

Operating loss                 (807,822)            (60,536)             (4,958,247)             (460,463)
                            -----------          ----------             -----------           -----------

Other (expense) income:

Interest expense               (191,723)             ---                   (472,749)               ---

Interest income                  22,031              ---                     65,418                ---
                            -----------          -----------            -----------           -----------

Total other expenses           (169,692)             ---                   (407,331)               ---
                            -----------          -----------            -----------           -----------

Net loss                    $  (977,514)         $  (60,536)            $(5,365,578)          $  (460,463)
                            ===========          ==========             ===========           ===========

Net loss per common share   $     (0.11)         $    (0.01)            $     (0.63)          $     (0.05)
                            ===========          ==========             ===========           ===========

Weighted average shares
outstanding                   8,644,232           9,606,060               8,547,223             9,315,451
                            ===========          ==========             ===========           ===========


The accompanying notes are an integral part of these financial statements.

                                                       V-ONE CORPORATION
                                                    STATEMENTS OF CASH FLOWS
                                                           (Unaudited)
                                                                                   Nine Months Ended
                                                                                       SEPTEMBER 30,
                                                                        -----------------------------------------
                                                                            1996                         1995
                                                                        (Unaudited)                   (Unaudited)

Cash flows from operating activities

     Net loss                                                         $  (5,365,578)                $   (460,463)
                                                                        -----------                  -----------
Adjustment to reconcile net loss to net cash used
in operating activities:

        Provision for doubtful accounts                                     214,185                          ---

        Depreciation and amortization                                        55,701                       22,841

        Interest expense on accretion of note
         payable                                                            299,000                         ---

        Consulting expense satisfied by issuance
         of Common Stock                                                     34,738                         ---

        Compensation expense satisfied by
         issuance of Common Stock                                           487,796                     141,500

        Compensation expense recognized for
         receipt of contributed capital                                       ---                        45,000

        Compensation expense for Common
         Stock contributed  to stock option plan                            287,976                         ---

        Compensation expense for issuance of
         Common Stock related to 1996 Non-
         Statutory Stock Option Plan                                      1,439,867                         ---

        Accrued interest satisfied with Common
         Stock                                                               65,090                         ---

        Accrued interest satisfied with Preferred
         Stock                                                               59,554                         ---

Changes in assets and liabilities:

        Accounts receivable                                              (1,659,299)                   (229,255)

        Loan receivable                                                         ---                      (8,200)

        Inventory                                                           (35,660)                   (175,876)

        Prepaid expenses and other                                         (128,976)                     (1,710)

        Accounts payable and accrued
         expenses and deferrals                                           1,871,679                     (41,927)
                                                                      -------------               -------------
     Net cash used in operating activities                               (2,373,927)                   (708,090)
                                                                      -------------               -------------


                                                       V-ONE CORPORATION
                                                     STATEMENTS OF CASH FLOWS
                                                          (Unaudited)

                                                                           Nine Months Ended September 30
                                                                -----------------------------------------------------

                                                                         1996                         1995
                                                                         ----                         ----
                                                                     (Unaudited)                   (Unaudited)

Cash flows from investing activities:

     Purchase of property and equipment                                (425,545)                        (3,110)
                                                                   ------------                  -------------

   Net cash used in investing activities                               (425,545)                        (3,110)
                                                                   ------------                  -------------

Cash flows from financing activities:

     Issuance of Common Stock                                               ---                        400,000

     Issuance of Preferred Stock                                      1,000,000                            ---

     Issuance of debt with detachable
      warrants                                                        1,500,000                            ---

     Exercise of options and warrants                                     1,576                            ---

     Issuance of notes payable                                        1,250,000                            ---

     Contributed capital in lieu of cash
      payment                                                               ---                         90,000

     Increase in deferred financing cost                             (1,239,164)                           ---

     Principal payment on capital lease
      obligations                                                       (27,273)                           ---

     Repayment of notes payable                                          (6,947)                           ---

     Repayment of notes payable to related
      parties                                                           (42,344)                           ---

     Issuance of notes payable to related
      parties                                                               ---                        475,052
                                                                   ------------                  -------------
        Net cash provided by financing activities                     2,435,848                        965,052
                                                                   ------------                  -------------

Net increase (decrease) in cash and cash
equivalents                                                            (363,624)                       253,852

Cash and cash equivalents at beginning of
    period                                                            1,328,385                        321,636
                                                                   ------------                  -------------
Cash and cash equivalents at end of period                         $    964,761                  $     575,488
                                                                   ============                  =============

The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

The condensed financial statements for the three-months and nine-months ended September 30, 1996 and 1995 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly present the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 1995 and for the six-month period ended June 30, 1996 thereto included in V-ONE Corporation's (the "Company" or "V-ONE") Post-Effective Amendment No. 1 to the Company's registration statement on Form S-1 ("Registration Statement") that was filed with the Securities and Exchange Commission on October 24, 1996 (SEC File No. 333-06535).

The preparation of financial statements to be in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and accrued litigation at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations for the three-month and nine-month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year ending December 31, 1996.

2.       Initial Public Offering

     The Company filed the Registration Statement relative to its initial public offering (the "IPO") in June 1996. The Registration Statement became effective on October 24, 1996. On October 29, 1996, the Company sold 3,000,000 shares of its Common Stock to the public. The Company and certain shareholders have also agreed to sell an additional 450,000 shares of Common Stock to the underwriters to cover over-allotments, if any, of which 265,030 shares would be sold by the Company. The underwriters have not yet exercised this option. The IPO resulted in proceeds to the Company of approximately $12,645,000 of cash, net of approximately $2,355,000 in underwriting fees and offering expenses, which are not reflected in the financial statements for the period ending September 30, 1996. The Company will not receive any proceeds from the sale of shares by selling shareholders in the over-allotment option.

3.       Risks and Uncertainties

The Company invests its cash primarily in money market funds with an international commercial bank. The Company has not experienced any losses to date on its invested cash. The Company's cash balances exceed Federal insured amounts.

The Company sells its product to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has provided sufficient provisions to prevent a significant impact of credit losses to the financial statements.

4.       Computation of Net Loss Per Common and Common Equivalent Share

     Net loss per share is computed based upon the weighted average number of shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options, warrants and redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date on June 21, 1996 of the Registration Statement have been included in the calculation as if they were outstanding for all periods prior to the date of the IPO, even if the common equivalent shares were anti-dilutive. The common equivalent shares for stock options were determined using the treasury stock method at the IPO price of $5.00 per share. The redeemable convertible preferred stock was included on an as-if converted basis in accordance with SAB No. 83. Fully diluted net income
(loss) per common share is the same as primary.

5.       Subsequent Events

In connection with the consummation of the IPO on October 29, 1996, the following events occurred: (a) all outstanding shares of the Company's Series A Convertible Preferred Stock ("Series A Stock") were automatically converted, on a 1 for 1.20 basis, into an aggregate of 949,209 shares of the Company's Common Stock, (b) the Company issued 188,705 shares of Common Stock to RSA Data Security, Inc. ("RSA") and Massachusetts Institute of Technology ("MIT") in satisfaction of RSA's right, pursuant to a software license agreement with the Company ("RSA Agreement"), to receive a one-time payment for all future royalties in shares of the Company's Common Stock and MIT's right, pursuant to a separate agreement with RSA, to receive a portion any royalties received by RSA,
(c) the Company repaid an 8% per annum, $1.5 million note issued to JMI Equity Fund II, L.P. ("JMI"), which was due upon the earlier of the consummation of the IPO or June 18, 2000, (d) JMI's warrant to purchase 266,666 shares of Common Stock at $4.50 per share was adjusted (as a result of the conversion of the Series A Stock) so that it currently entitles JMI to purchase 306,666 shares of Common Stock at $3.913 per share and (e) James F. Chen, the Company's founder, President and Chief Executive Officer, contributed 52,885 shares of Common Stock to the Company.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the "Risk Factors" set forth in the Company's Registration Statement.

The Company develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. From inception in February 1993 until December 1994, the Company' operating activities related to recruiting personnel and conducting research and development. Revenues were minimal during 1993 and 1994. The Company introduced its first product, the SmartCAT smart card reader and application software, in June 1994 and its second product, the SmartWall application level firewall, in December 1994. In December 1995, the Company introduced SmartGATE, client/server security enabling product.

Under the Company's revenue recognition policy, revenues are generally recognized from the license of software upon shipment, net of allowances, provided that no significant vendor obligations remain. In addition, the Company often permits customers to evaluate products being considered for purchase, generally for a period of up to 30 days, in which event the Company does not recognize revenues until the customer has accepted the product. Accordingly, the Company's revenue recognition policy does not necessarily correlate with the signing of a contract or the shipment of a product.

As of September 30, 1996, the Company had an accumulated deficit of approximately $7,010,000. The Company currently expects to incur net losses over the next several quarters as a result of greater operating expenses incurred to fund research and development and to increase its senior management and sales and marketing efforts. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that it will be able to continue to expense all development costs as incurred.

The Company recently has hired and intends to continue to hire additional senior level personnel. In addition, general and administrative costs have increased significantly since the Company's date of inception and the Company expects such costs to continue to increase in the future. The Company intends, however, to adjust its level of expenditure for general and administrative expenses and for research and development so that the levels are consistent with the Company's revenue stream.

STATEMENT OF OPERATIONS DATA:

The following table sets forth certain statement of operations data (unaudited) as a percentage of revenues for the periods indicated:


                                  Three Months Ended                            Nine Months Ended
                                     September 30,                                 September30,
                            -----------------------------               --------------------------------
                             1996                  1995                  1996                    1995
                             ----                  ----                  ----                    ----

Revenues:

Products                      91.8%              100.0%                   94.3%                100.0%

Consulting and services        8.2                ---                      5.7                  ---
                            ------               ------                 ------                -----

Total revenues               100.0               100.0                   100.0                 100.0
                            ------               -----                  ------                ------

Cost of revenues:

Products                      29.3                35.2                    31.1                  35.4

Consulting and services        0.7                ---                      1.0                  ---
                            ------               ------                 ------                -----

Total cost of revenues        30.0                35.2                    32.1                  35.4
                            ------               -----                  ------                ------

Gross profit                  70.0                64.8                    67.9                  64.6
                            ------               -----                  ------                ------

Operating expenses:

Sales and  marketing          52.2                 6.8                    62.8                  12.4

General and
administrative                29.5                49.7                    94.1                  88.0

Research and development      35.3                25.3                    32.0                  27.7
                            ------               -----                  ------                ------

Total operating expenses     117.0                81.8                   188.9                 128.1
                            ------               -----                  ------                ------

Operating loss               (47.0)              (17.0)                 (121.0)                (63.5)
                            ------               -----                  ------                ------

Other (expense) income:

Interest expense             (11.1)               ---                    (11.5)                 ---

Interest income                1.3                ---                      1.6                  ---
                            ------               ------                 ------                -----

Total other expenses          (9.8)               ---                    ( 9.9)                 ---
                            ------               ------                 ------                -----

Net loss                     (56.8)%             (17.0)%                (130.9)%               (63.5)%
                            ======               =====                  ======                ======


RESULTS OF OPERATIONS

REVENUES

Total revenues increased from $356,021 for the three months ended September 30, 1995 to $1,720,543 for the three months ended September 30, 1996. Total revenues increased from $725,239 for the nine months ended September 1995 to $4,096,930 for the nine months ended September 1996. This increase was principally attributable to increased sales of the Company's network security products.

PRODUCTS. Product revenues are derived principally from software licenses and the sale of hardware products that incorporate software licenses. Product revenues increased from $356,021 for the three months ended September 30, 1995 to $1,578,620 for the three months ended September 30, 1996. Product revenues increased from $725,239 for the nine months ended September 30, 1995 to $3,862,664 for the nine months ended September 30, 1996.

CONSULTING AND SERVICES. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues were $141,923, or 8.2% of total revenue, for the three months ended September 30, 1996 and were $234,266, or 5.7% of total revenue, for the nine months ended September 30, 1996. The Company did not receive any consulting and services revenues in 1995.

COST OF REVENUES

COST OF PRODUCTS. Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from $125,482 for the three months ended June 30, 1995 to $503,484 for the three months ended September 30, 1996. Cost of product revenues as a percentage of product revenues was 35.2% and 31.9% for the three months ended September 30, 1995 and 1996, respectively. Cost of product revenues increased from $256,632 for the nine months ended September 30, 1995 to $1,276,813 for the nine months ended September 30, 1996. Cost of product revenues as a percentage of product revenues was 35.4% and 33.1% for the nine months ended September 30, 1995 and 1996, respectively. The increase in absolute dollars was principally related to the higher level of product sales compared with the prior year's period. The decrease in cost of product revenues as a percentage of product revenues was primarily due to an increase in sales of the Company's software products as a component of product revenues in the later period. The Company's obligation to pay royalty fees to RSA in connection with the RSA Agreement ceased as result of the Company's issuance to RSA of shares of the Company's Common Stock upon consummation of the IPO.

COST OF CONSULTING AND SERVICES. Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. There was no cost of consulting and services revenues for the three months ended September 30, 1995 as compared to $11,954, or 8.4% of consulting and services revenues, for the three months ended September 30, 1996. There was no cost of consulting and services revenues for the nine months ended September 30, 1995 as compared to $39,176, or 16.7% of consulting and services revenues, for the nine months ended September 30, 1996.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist principally of the costs of sales and marketing personnel, sales commissions, advertising, promotions and trade shows. Sales and marketing expenses increased significantly from $24,030 for the three months ended September 30, 1995 to $898,543 for the three months ended September 30, 1996. Sales and marketing expenses as a percentage of total revenues were 6.8% and 52.2% for the three months ended September 30, 1995 and 1996, respectively. Sales and marketing expenses increased significantly from $90,072 for the nine months ended September 30, 1995 to $2,570,981 for the nine months ended September 30, 1996. Sales and marketing expenses as a percentage of total revenues were 12.4% and 62.8% for the nine months ended September 30, 1995 and 1996, respectively. The dollar and percentage increase were principally related to expenses associated with increases in the number of sales and marketing personnel, as well as expenses related to advertising and promotional efforts. Sales and marketing expenses can be expected to increase both in the aggregate and as a percentage of total revenues in the near term as a result of the Company's increased sales and marketing efforts.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased substantially from $176,903 for the three months ended September 30, 1995 to $507,079 for the three months ended September 30, 1996. General and administrative expenses as a percentage of total revenues were 49.7% and 29.5% for the three months ended September 30, 1995 and 1996, respectively. During the three months ended September 30, 1996, the Company added $65,000 to its allowance for potentially uncollectible accounts receivable, the increase in which is attributable to the Company's increasing revenues and accounts receivable. General and administrative expenses increased substantially from $638,066 for the nine months ended September 30, 1995 to $3,856,594 for the nine months ended September 30, 1996. General and administrative expenses as a percentage of total revenues were 88.0% and 94.1% for the nine months ended September 30, 1995 and 1996, respectively. Included in general and administrative expenses for the nine months ended September 30, 1996, is non-cash compensation expense of approximately $2,515,000, which was recorded in conjunction with the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the Company's 1996 Incentive Stock Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the Company's 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James F. Chen, the Company's founder, President and Chief Executive Officer, and warrants to purchase 66,666 shares of Common Stock issued to JMI at an exercise price of $0.015 per share. The non-cash compensation expense was recognized in the second quarter of 1996. A further $264,000 in non-cash compensation expense is expected to be recognized in the fourth quarter of 1996 as a result of the pricing of the IPO. The remainder of the dollar increase was principally attributable to additional hiring of management and administrative personnel and professional and legal fees. The percentage decrease was primarily due to allocation over a larger revenue base. The Company anticipates that general and administrative expenses will increase in future periods as result of further hires and the legal, insurance and accounting costs associated with becoming a public company.

RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased significantly from $90,142 for the three months ended September 30, 1995 to $607,305 for the three months ended September 30, 1996. Research and development expenses as a percentages of total revenues were 25.3% and 35.3% for the three months ended September 30, 1995 and 1996, respectively. Research and development expenses increased significantly from $200,932 for the nine months ended September 30, 1995 to $1,311,613 for the nine months ended September 30, 1996. Research and development expenses as a percentage of total revenues were 27.7% and 32.0% for the nine months ended September 30, 1995 and 1996, respectively. The dollar and percentage increases were principally attributable to an increase in the number of personnel associated with the Company's technical development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

INTEREST INCOME AND EXPENSE. Interest income represents interest earned on cash, cash equivalents and marketable securities. There was no interest income for the three months ended September 30, 1995 as compared to $22,031 for the three months ended September 30, 1996. There was no interest expense for the three months ended September 30, 1995 as compared to $191,723 for the three months ended September 30, 1996. There was no interest income for the nine months ended September 30, 1995 as compared to $65,418 for the nine months ended September 30, 1996. There was no interest expense for the nine months ended September 30, 1995 as compared to $472,749 for the nine months ended September 30, 1996.

     Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. A significant portion of the interest expense recorded during 1996 relates to the JMI note, which was repaid with proceeds from the IPO in the fourth quarter of 1996. See " Liquidity and Capital Resources" below.

INCOME TAXES. The Company did not incur income tax expense for the three months and nine months ended September 30, 1995 and 1996 as a result of the net loss incurred during each period. As of September 30, 1996, the Company had net operating loss carryforwards of approximately $ 6,701,000 as a result of net losses incurred since inception.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents decreased by $363,624 from December 31, 1995 to September 30, 1996. The decrease resulted primarily from the use of cash to fund operations and purchase capital equipment, which was partially offset by the issuance of debt and equity. As of September 30, 1996, the Company had a working capital deficit of $670,637, mainly attributable to short term notes due to related parties of $1,601,800 due on consummation of the Company's IPO.

The Company's operating activities used cash of $2,373,927 for the nine months ended September 30, 1996. Cash used in operating activities was principally a result of net losses and increases in accounts receivable and prepaid expenses and other current assets, which were partially offset by increases in accounts payable and non-cash compensation expenses relating to the issuance of Common Stock.

Capital expenditures for property and equipment were $425,545 for the nine months ended September 30, 1996. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment and office furniture in 1996. The Company may use a portion of the net proceeds of the IPO for such expenditures.

The Company concluded its IPO on October 29, 1996 and raised, net of underwriting discounts and related expenses, $12,645,000. The Company believes that the net proceeds from the IPO, together with existing cash and cash equivalents and funds generated from on-going operations will be sufficient to finance the Company's operations at least through 1997. However, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. No assurance can be given that additional financing will be available or, if available, that such additional financing will be on terms favorable to the Company or its shareholders.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities


None



Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

A special meeting of the holders of the Company's Common Stock and Series A Stock was held on September 7, 1996. At this meeting, it was proposed to amend the terms of the conversion of the Series A Stock as follows: (a) in the event the initial offering price in the IPO were at least $7.00 per share, each share of Series A Stock would automatically convert into 1.15 shares of Common Stock on consummation of the IPO by October 31, 1996, and (b) in the event the initial offering price in the IPO were less than $7.00 per share, each share of the Series A Stock would automatically convert into 1.20 shares of Common Stock on consummation of the IPO by October 31, 1996. Certain other technical changes to the terms of the Series A Stock were also proposed.

At the meeting, the holders of the Common Stock and the Series A Stock voted as a class to approve the proposed amendments as follows:

For                        Against                   Abstain
8,116,407                      0                          0

The holders of the Series A Stock also voted separately as a class to approve the proposed amendments as follows:

For                        Against                   Abstain
593,542                         0                         0


As the initial offering price was $5.00 per share and the IPO was consummated on October 29, 1996, each share of Series A Stock was automatically converted into
1.20 shares of Common Stock on October 29, 1996. Fractional shares of Common Stock will be paid in cash at a rate of $7.00 per share.



Item 5. Other Information

None



Item 6. Exhibits and Reports on Form 8-K

a)    Exhibit 11 - Computation of Net Income (Loss) per Share

b)    Exhibit 27 - Financial Data Schedule

c)    Reports on form 8-K - None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            V-ONE CORPORATION
                                            Registrant

Date:             November 14, 1996         /S/      CHARLES B. GRIFFIS
                                            ---------------------------

                                    Name:    Charles B. Griffis

                                    Title:   Senior Vice President and Chief
                                             Financial Officer
                                             (principal financial and
                                              accounting officer)