Form 10-K
period 1996-12-31
V ONE CORP/ DE
filed 1997-03-28
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                                    FORM 10-K

       For Fiscal Year Ended: December 31, 1996 Commission File No.0-21511
       -------------------------------------------------------------------

                                V-ONE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

        Delaware                                             52-1953278
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          identification No.)

            1803 Research Blvd., Suite 305, Rockville, Maryland 20850
            ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 838-8900
                                 --------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, $0.001 par value per share
                    ----------------------------------------
                                (Title of class)
                      Traded on the Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No .

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock held by non-affiliates of the registrant on February 28, 1997, based upon the closing sale price of the Common Stock on the Nasdaq National Market on that date as reported in The Wall Street Journal was approximately $85,486,880. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 12,664,723 shares of Common Stock outstanding as of February 28, 1997.



                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 1997 annual stockholder's meeting to be held on May 15, 1997.

Forward-Looking Statements

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. Readers are cautioned not to place undue reliance on these forward-looking statements. V-ONE Corporation undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that arise after the date hereof. Readers are also referred to the documents filed by V-ONE Corporation with the Securities and Exchange Commission, specifically the Company's registration statement as filed on Form S-1 and the last report on Form 10-Q, which identify important risk factors for the Company.


                                     PART I

Item 1. BUSINESS

V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's suite of products address network user authentication, perimeter security, access control and data integrity through the use of smart cards, firewalls and encryption technology. The Company's products interoperate seamlessly and can be combined to form a complete, integrated network security solution or can be used as independent components in customized security solutions. The Company's products have been designed with an open and flexible architecture to enhance application functionality and to support future network security standards. In addition, the Company's products enable organizations to deploy and scale their solutions from small single-site networks to large multi-site environments.

The Company offered 3,000,000 shares of its Common Stock, par value $0.001 ("Common Stock"), in an initial public offering (the "IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company and certain shareholders for $5.00 per share.

The Company was incorporated in Maryland in February 1993 and reincorporated in Delaware in February 1996. Effective July 2, 1996, the Company changed its name from "Virtual Open Network Environment Corporation" to "V-ONE Corporation." The Company's principal executive offices are located at 1803 Research Boulevard, Suite 305, Rockville, Maryland 20850. The Company's telephone number is (301) 838-8900.

BACKGROUND

OVERVIEW. Over the last decade, decentralized computing has emerged as a result of the widespread adoption of personal computers, local area networks and wide area networks. This emergence has enabled users to communicate with each other and share data throughout an entire organization. With the recent popularization of the Internet and increased performance capabilities offered by high-speed modems, ISDN services and frame relay technology, the volume of data transferred over networks has increased dramatically.

In addition, leading hardware and software vendors have adopted and support TCP/IP, the Internet's non-proprietary communications protocol, for computer communications and information exchange. This open platform, along with the emergence of the Internet, allows increasing numbers of businesses and consumers to engage in electronic commerce, such as home banking, credit verification, securities trading and home shopping.

Organizations are increasingly using public networks, such as the Internet, as an extension of their enterprise networks. Public networks offer a cost-effective means of connecting branch offices and remote and mobile users to mission critical applications and corporate resources such as groupware, customer databases and inventory control systems. Also, the Internet can be used as a lower cost alternative to value-added networks as a means to link companies with customers, suppliers and trading partners. In addition, businesses are deploying intranets, internal networks using TCP/IP protocols, to facilitate geographically dispersed communications and the transmission of information throughout an enterprise in a cost-effective manner.

With the increased use of the Internet and intranets, many organizations are discovering that network security is a key element in successfully implementing distributed applications and services, including electronic mail, electronic data interchange, electronic commerce and information exchange services. Information becomes more vulnerable as organizations rely heavily on computer networks for the electronic transmission of data. In the absence of comprehensive network security, individuals and organizations are able to exploit system weaknesses to gain unauthorized access to networks, network transmissions and individual network computers. These individuals and organizations use such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a network.

NETWORK SECURITY ELEMENTS. Each of the following elements is critical in creating a complete network security solution to protect an organization's data, network and computer systems:

- Identification and Authentication -- Verifying the user's identity to prevent unauthorized access to computer and network resources.

- Integrity -- Ensuring that network data, whether in storage or transmission, has not been changed or compromised by any unauthorized manipulation.

- Non-repudiation -- Verifying that data transmissions have been executed between specific parties so that neither party may legitimately claim that the transaction did not occur.

- Authorization -- Controlling which systems, data and applications a user can access.

- Encryption -- Preventing unauthorized users from viewing private data through the process of "scrambling" data before it is transmitted or placed into electronic storage.

NETWORK SECURITY PRODUCTS. Over the years, a number of network security products have been developed, including passwords, token-based access devices, firewalls, encryption products, smart cards and digital certificates. Each of these products was designed with a specific function or objective; however, few were designed to meet all of the needs of enterprise-wide network security. Single function or point products that have been developed to address one or a limited number of network security requirements include the following:

Passwords and Tokens -- Until recently, passwords were the most common method of authentication. Static (non-changing) passwords were developed as the first attempt to address the need for authentication. Static passwords, however, are inadequate as they are susceptible to "sniffing" (unauthorized viewing) and to attacks using software designed to randomly generate and enter thousands of passwords. As a result, dynamic passwords, including single-use passwords, were created to provide a greater level of authentication. Dynamic password implementations include the use of time-varying and challenge-response passwords. Generally, dynamic passwords require the use of a hand-held, electronic device called a hardware token.

Dynamic passwords were subsequently strengthened by incorporating two-factor identification, which provides a higher level of authentication in that two independent components are combined to identify a user (for example, a bank ATM card and a PIN code). However, dynamic passwords and two-factor identification provide only a limited level of security because the sessions they authenticate are still vulnerable to interception.

Firewalls -- Firewalls are network access control devices that regulate the passage of information based on a set of user-defined rules. Generally, firewalls are based upon one of two technical architectures: packet filters (customarily used in routers) or proxy-based application-level gateways. Packet filters screen network traffic and allow or prevent network access based upon source and destination Internet protocol addresses. Proxy-based application-level gateways provide access to applications on the network only after the user has identified the desired application and submitted a valid password.

Encryption -- Encryption products provide privacy for transmitted data. Encryption algorithms scramble data so that only users with the appropriate decoding key are able to view transmitted or stored data. Public-key encryption has recently gained additional credibility for managing the keys (codes) used to encrypt and subsequently decrypt user designated data.

Smart Cards -- Smart cards are similar in size to credit cards, but contain a small, tamper-proof microprocessor chip and are capable of storing data and processing complex encryption algorithms. Smart cards are advanced authentication tokens that are also capable of storing information, such as credit card or bank account numbers, medical records, photographic images or digital certificates.

Digital Certificates -- A digital certificate serves as an individual's electronic identification card. The certificates are digitally certified by a third party, called a certificate authority, who vouches for the identity of the certificate holder. Digital certificates are being standardized as a means of authenticating on-line users and are perceived to be a key technology for the expansion of secure transactions and electronic commerce.

As organizations increase their dependence on the Internet and deploy intranets, the Company believes that there will be an increasing need for a comprehensive enterprise-wide network security solution. Many network security vendors, however, have focused on developing products that address only one or a limited number of specific security requirements. In addition, products developed by different vendors are often difficult to integrate with each other and pose interoperability problems. Consequently, the Company believes that organizations will increasingly demand comprehensive network security solutions that are easy to implement and transparent to the user. These solutions must have the ability to integrate with existing applications, networks and/or mainframe applications, while being flexible and powerful enough to address the needs created by newly developed technologies.

THE V-ONE SOLUTION

The Company offers a comprehensive suite of network security products that address the need for identification and authentication, integrity, non-repudiation, authorization and encryption. This combination of network security products enables organizations to identify and authenticate network users while controlling access to specific network services. The Company's technology is designed to prevent unauthorized access to an organization's mission critical applications and internal data without impeding permitted uses of the organization's resources and information. The Company's products are compatible with many leading hardware platforms and operating systems, as well as many third-party security products. The Company's customers are able to integrate V-ONE's security products into their networks with minimal impact on existing systems and applications.

The Company's suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGATE, a client/server product that offers identification and authentication, integrity, non-repudiation, authorization and encryption; and SmartWall, an application-level firewall that incorporates
SmartGATE's functionality. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining SmartCAT, V-ONE's smart card technology, with the SmartGATE server. In addition, SmartGATE users can access enterprise networks from remote locations using SmartCAT.

The Company's technology provides customers with the ability to create network security solutions designed to meet their specific network security requirements. V-ONE's customers can securely deploy a broad range of services and applications to engage in secured electronic transactions, information exchange and remote access to mission critical applications and corporate resources. The Company's technology is designed to be (i) modular, allowing organizations to utilize the security product or products best suited to address their immediate needs, with a seamless migration path to additional products as required, (ii) scaleable, ranging from a single system supporting several users to multiple systems potentially supporting hundreds of thousands of users, and
(iii) portable, securing access independent of any particular user's machine or network entry point through the use of smart card technology.

STRATEGY

The Company's goal is to become the leading provider of comprehensive, open and interoperable network security products that are convenient to the end user. The Company's strategy to realize its goal contains the following elements:

- Provide an Interoperable, Scaleable and Open Solution. The Company intends to continue to provide network security products that operate on leading platforms and that are interoperable and compatible with other network security products. The flexible and open architecture of the Company's products enable the Company to deliver component technologies for a seamless and interoperable system. In addition, the Company's technology is scaleable, application-independent and designed both to integrate with existing technologies as well as to support emerging standards and applications.

- Augment and Integrate with Existing Security Products. The Company will continue to offer products that interoperate with a wide variety of third-party security products, including firewalls and tokens, allowing a customer to augment existing network security systems. The Company believes that its technology protects a customer's existing network security investments because the Company's products are designed to integrate easily with point products currently employed by its customers. The Company believes that this strategy will enable it to gain access to potential customers who have previously made network security investments but whose network security needs are continuing to evolve.

- Leverage Key Reference Accounts in Selected Vertical Markets. The Company has identified strategic vertical markets that require sophisticated network security solutions. The Company has targeted its marketing and direct sales efforts on key participants within these selected vertical markets. By successfully installing its products at key accounts, the Company intends to leverage positive references from its installed customer base to expand its market penetration within those information critical industries. The Company intends to increase its marketing and sales efforts to expand its customer base in additional vertical markets.

- Develop and Leverage Strategic Alliances. The Company has established strategic alliances to increase the distribution and market acceptance of its network security products including an alliance with MCI. The Company intends to continue to strengthen its existing strategic alliances while forging new relationships with key industry participants. In addition, the Company is exploring opportunities to develop new products and expand the functionality of its existing products through alliances with key vendors of complementary technologies.

PRODUCTS AND SERVICES

The Company's network security products are designed to protect an organization's information and networks from unauthorized access while allowing users of the network to conduct business securely over the Internet and intranets. These products have been designed to interoperate seamlessly and enhance application functionality. The Company designs its products so that they can be combined in different configurations to provide customized solutions for its customers. The following table lists the Company's current products:




                                                                                         DATE OF
      PRODUCT          CATEGORY              DESCRIPTION                                 INTRODUCTION

      DMSGATE(TM)      X.400 Mail Guard      A  multi-platform security  gateway          Q4 1996
                                             meeting the National Security Agency's DMS
                                             Firewall Plus requirements

      SmartGATE(TM)    Client/server         End-to-end, application level network data   Q4 1995
                       security              security system providing two-factor
                                             identification, mutual authentication,
                                             encryption and access control

      SmartWall(R)     Network perimeter     An application level, dual-homed firewall    Q4 1994
                       security (firewall)   that protects internal networks while
                                             enabling remote access to internal
                                             resources

      SmartCAT(R)      Smart card            Smart card client software that is           Q2 1994
                       technology            interoperable with third-party smart cards
                                             and smart card readers

      Online           Client/server token   A system that allows remote creation and     Q2 1996
      Registration     distribution          management of secure tokens and
      Service(TM)                             workstation configuration files

      Wallet           Electronic commerce   Electronic technology that enables secure    Q3 1995
      Technology(TM)                          payment transactions containing credit
                                             card information


DMSGATE -- DMSGATE is a platform independent security gateway for flexible deployment of defense messaging system (DMS) security services. DMSGATE meets the National Security Agency's DMS Firewall Plus requirements and is available as a software module hosted on leading vendor firewalls.

SmartGATE -- SmartGATE is designed to interoperate easily with most TCP/IP-based applications and to allow the end user to securely use existing and future software applications over the Internet and intranets. SmartGATE employs two-factor identification (two independent components are combined to authenticate a user) and mutual authentication (both the server and client determine that the other party to the transaction is authorized to participate in the transaction) through the use of virtual or physical smart cards.

SmartGATE establishes a secured, encrypted link over an unsecured network once both parties to a communication over the unsecured network have been identified and authenticated. The authorized user is then granted access to only those services and data for which the user has been approved. SmartGATE supports secure remote administration, which can be accessed using a Web browser or telnet. SmartGATE also supports the data encryption standard ("DES") (which, in most forms, cannot be exported from the United States without the approval of the Department of Commerce) and the RC4 encryption algorithm of RSA Data Security, Inc. ("RSA") (which is exportable).

SmartGATE server software versions are available on a variety of leading operating systems, including Berkeley Software Development, Inc.'s BSD/OS, Sun Microsystems, Inc.'s SunOS and Solaris, and Hewlett-Packard Company's HP-UX. SmartGATE client supports Microsoft Corporation's Windows versions 3.0 and 3.1, Windows 95 and Windows NT. A turnkey version of SmartGATE server is available for BSD/OS on an Intel Pentium hardware platform.

     SmartWall -- SmartWall, the Company's firewall product, provides a high level of protection against unauthorized access to a secured network from an unsecured network. SmartWall also allows transparent access from the secured network to services and applications on the unsecured network. SmartWall includes a secured graphical user interface for firewall administration, strong mutual authentication to identify users and complete transparency for authorized traffic. In addition, SmartWall allows multiple sites to be administered from any location using a Web browser or telnet. SmartWall supports multiple types of existing encryption products, authentication tokens, proxy services and secure transmission channels. SmartGATE is fully integrated into every SmartWall. The SmartWall firewall incorporates Trusted Information Systems, Inc.'s Gauntlet(R) kernel.

SmartWall software-only versions are currently available on a variety of leading operating systems, including BSD/OS, SunOS, Solaris and HP-UX. A SmartWall turnkey system is currently available for BSD/OS.

SmartCAT -- The SmartCAT product, when used with the SmartGATE server, provides two-factor identification and mutual authentication using physical smart card technology. There are three key parts to the SmartCAT product: (i) a standard smart card (ISO/IEC 7816-3, T=0 compliant), (ii) a smart card reader designed by the Company, and (iii) the Company's proprietary SmartGATE client software. Together these elements provide smart card-based encryption and authentication services.

Online Registration Service -- A user must be registered to access an authentication-based system. The Online Registration Service product is a system for efficient on-line enrollment of large user communities. The Online Registration Service completely automates the creation and exchange of the user's keys and initializes the user's default access privileges. The Online Registration Service either creates a virtual smart card or formats a physical smart card that contains a shared secret key that is PIN code protected. Online registration service is now incorporated in SmartGATE version 2.2.

Wallet Technology -- Wallet Technology enables secured electronic credit card payment transactions over unsecured networks. Wallet Technology encrypts the credit card information supplied by the purchaser and forwards that information to the vendor. The vendor adds the purchase value to the encrypted credit card information and sends all of this information to the credit card issuer/processor. The issuer/processor decodes this information and either authorizes or rejects the purchaser's request. The Company's design does not allow the vendor to view the unencrypted credit card information supplied by the purchaser.

Network Security Consulting -- The Company's consulting staff provides pre-and post-sales support, vulnerability analysis, performance analysis, systems integration and system security architecture support. The Company's consulting staff also provides fee-based engineering services. The Company believes that maintaining a staff of nationally recognized consultants greatly enhances its position as an innovative supplier of network security products.

TECHNOLOGY

The cornerstone of the Company's network security solution is its patented SmartGATE client/server security product. SmartGATE enables two-factor identification, mutual authentication and fine-grained access control for most TCP/IP-based client/server applications. Using SmartGATE technology, organizations can employ two-factor identification and mutual authentication to identify and authenticate a network user while fine-grained access control restricts each user's access to only those services to which the user is entitled.

Two-Factor Identification -- Two-factor identification employs two independent components to identify a user using an identity token contained in a physical or virtual smart card. The information in the physical or virtual smart card is secured by a PIN code that is set by the user and is not known by anyone else. SmartCAT provides the means for accessing and using smart cards via smart card readers. SmartGATE client provides the means for using virtual smart cards. Both physical and virtual smart cards store information about the user including the user's keys, which are used for authentication. The keys also contain information that allow the SmartGATE client to authenticate the SmartGATE server with which it communicates.

Mutual Authentication -- Mutual authentication employs a dual set of challenges and encrypted responses that interact to enable both the client and the server to determine that the other party to the transaction is authorized to participate in the transaction. SmartGATE's mutual authentication employs dual challenges coupled with encrypted responses to ensure non-repudiation between the two parties to an electronic transaction. When a client application attempts to make a connection with an application service protected by a SmartGATE server, the SmartGATE client performs a mutual authentication process with the SmartGATE server protecting the application service. During the authentication process, the SmartGATE server sends a challenge to the SmartGATE client, and the SmartGATE client uses the secret keys on the physical or virtual smart card to correctly respond to the challenge. In addition, the SmartGATE client sends a challenge to the SmartGATE server, and the SmartGATE server must prove to the SmartGATE client that the server is the issuer of the client's secret key.

Fine-Grained Access Control -- Fine-grained access control employs access control lists to compare an identified user's request for services against a list of entitlements to determine whether to grant the user access to the requested service. SmartGATE employs an access control list to define the specific Web content page, file or host application that identified users are permitted to use. If SmartGATE determines that the user is permitted to access the requested service, the connection is passed through the SmartGATE server to the requested service; otherwise the connection is dropped.

In addition to providing identification, authentication and access control, the SmartGATE client and server independently compute a session key for encrypting the current TCP/IP data stream. The encryption key is computed based on information exchanged during the authentication process and is never transmitted over the network.

SALES AND MARKETING

The Company markets its network security products through its direct sales force and, to a lesser extent, through systems integrators, value-added resellers ("VARs") and international distributors. The Company is currently seeking to expand its sales and marketing staff and intends to devote additional resources to marketing and business development activities in order to expand its third-party distribution channels.

Direct Marketing Effort -- The Company has concentrated its initial marketing and direct sales efforts on key industry participants within certain industry and market segments, including financial services, telecommunications and information services companies and government agencies. The Company employs a direct sales force to market its products to these key industry participants. The Company's direct sales force solicits prospective customers and provides technical advice and support with respect to the Company's products. The Company anticipates hiring additional direct sales representatives and opening regional sales offices in select cities. In July 1996, the Company opened regional sales offices in New York, New York and San Francisco, California.

Indirect Marketing Effort -- An important component of the Company's sales strategy is the development of indirect sales channels such as Internet Service Providers ("ISPs"), systems integrators and value-added network service providers. The Company utilizes indirect sales channels to leverage the efforts of its direct sales force. The Company has initiated sales and marketing programs to sign up integrators, value added resellers ("VARs") and original equipment manufacturers within the United States. The Company has signed VAR agreements with MCI Telecommunications Corporation ("MCI") and GE Information Services, Inc. ("GEIS"). The Company has established relationships with international distributors in the United Kingdom, Sweden, Germany, Belgium, South Africa, Korea and Australia, including relationships with Internet Solutions, Ltd. in the United Kingdom and Kexin in Korea.

Strategic Alliance Development -- The Company plans to increase market penetration by developing and capitalizing upon strategic alliances. These alliances are intended to increase the distribution and market acceptance of V-ONE's network security products in markets where direct sales and traditional indirect sales efforts are not cost-effective. The Company intends to continue efforts to strengthen its existing relationships while also forging new relationships with key industry participants.

CUSTOMER SERVICE AND SUPPORT

The Company believes that customer support and product maintenance is critical to retaining existing customers and attracting prospective customers. The Company provides on-site installation support and basic administrator training with each turnkey hardware product sale. Each turnkey product comes with 24 hours a day, seven days per week hardware and software support for 90 days. Upon expiration of the 90-day period, customers may purchase an annual maintenance plan. Purchasers of the Company's software products may also purchase annual maintenance plans. The annual maintenance plan provides customers access to the Company's customer service line, technical support personnel and software upgrades.

The Company provides additional user or administrator training, on-site support, vulnerability analysis, performance analysis, systems integration and system security architecture support as an optional service through its consulting staff. Additionally, the Company provides customer support services for those customers who have entered into an evaluation agreement with the Company.

PRODUCT DEVELOPMENT

The market for the Company's products is dynamic and rapidly changing. The Company believes that its future success will depend upon its ability to: (i) enhance its existing products, (ii) identify new opportunities to leverage existing technologies, and (iii) develop new technologies resulting in new products, markets and services. Accordingly, the Company expects to continue to make a significant investment in research and development, product market analysis and systems integration. The Company believes that its customer-driven development strategy will enable it to continue to broaden its product offerings.

COMPETITION

The market for network security products and services is intensely competitive. The Company expects competition to intensify in the future.

     Currently, the Company competes in several different markets: Internet and intranet perimeter security and access control (firewalls), token authentication, smart card-based security applications and electronic commerce applications. The Company's principal competitors for Internet and intranet perimeter security and access control include Advanced Network and Services (a subsidiary of America Online, Inc.), AXENT Technologies, Inc., Bay Networks, Inc., Border Network Technologies, Inc., Check Point Software Technology Ltd., Cisco Systems, Inc., Digital Equipment Corporation, Harris Computer Systems Corporation, International Business Machines Corporation, Milkyway Networks Corporation, Morningstar Technologies, Inc., Network Systems Corporation, Raptor Systems, Inc., Secure Computing Corporation, Sun Microsystems, Inc. and Trusted Information Systems, Inc. ("TIS"), which owns the Gauntlet(R) kernel and licenses it to the Company.

The Company competes to a lesser degree with token vendors because the Company's SmartGATE product supports many vendor tokens. Token vendors include CRYPTOCard Inc., AXENT Technologies, Inc., Leemah DataCom Security Corporation, National Semiconductor Inc., Racal-Guardata, Inc. and Security Dynamics Technologies, Inc. ("Security Dynamics"). Security Dynamics has acquired RSA. RSA's data encryption and authentication technology is licensed to and incorporated within certain products of the Company. As a result, Security Dynamics may become a more substantial competitor of the Company.

For smart card-based security applications, the Company principally competes with those token vendors listed above who offer smart card technology.

The Company's principal competitors in electronic commerce applications are Netscape Communication's Secure Socket Layer, Open Market Inc.'s Secure HTTP and Cylink Corporation's transaction software.

Because of the rapid expansion of the network security market, the Company will face competition from existing and new entrants, possibly including the Company's customers, suppliers and/or resellers. There can be no assurance that the Company's competitors will not develop network security products that may be more effective than the Company's current or future products or that the Company's technologies and products would not be rendered obsolete by such developments.

Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger installed customer bases and significantly greater financial, technical and marketing resources than the Company. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the promotion and sale of their products, than the Company. There can be no assurance that the Company's customers will not perceive the products of such other companies as substitutes for the Company's products.

The Company believes that the principal competitive factors affecting the market for network security products include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, name recognition, distribution resources and price. Current and potential competitors have established, or may establish in the future, strategic alliances to increase their ability to compete for the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margins and loss of market share, which would materially adversely affect the Company's business, financial condition and results of operations.

BACKLOG

Orders for the Company's products are usually placed by customers on an as-needed basis and the Company has typically been able to ship products within 30 days after the customer submits a firm purchase order. The Company does not generally maintain long-term contracts with its customers that require customers to purchase its products. Accordingly, the Company has not maintained and does not anticipate maintaining a backlog.

SUPPLY SOURCES

Components used in the Company's network security products consist primarily of computer diskettes and computer magnetic tapes purchased from commercial vendors. Components used in the Company's turnkey SmartWall and SmartGATE server products consist primarily of off-the-shelf computers, memory, displays, power supplies and third-party peripherals (such as hard drives and network interface cards).

The Company has agreements with at least two vendors for each of its parts and components. However, the Company orders most of each of its parts and components from a single vendor to maintain quality control and enhance working relationships. The Company uses smart card readers manufactured by two contract manufacturers based on the Company's design specifications. The Company has outsourced to a hardware fulfillment company its hardware and hardware integration requirements.

While the Company believes that alternative sources of supply could be obtained, the Company's inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments that could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATION AND GOVERNMENT CONTRACTS

The Company's information security products are subject to the export restrictions administered by the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license. For example, there are two versions of the SmartGATE client. One supports DES for bulk encryption and can only be exported from the United States for financial transactions. The other supports RC4 (an encryption algorithm) for bulk encryption and is exportable. In addition, these U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure all required U.S. export licenses, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, the Company's distributors have not been denied permission to import the Company's products.

LICENSE AGREEMENTS

     Trusted Information Systems, Inc. Agreement -- The Company's SmartWall product incorporates TIS's Gauntlet(R) kernel under a license agreement with TIS. The Company's license agreement with TIS requires the Company to pay a fee (which varies based on the number of units licensed) for each unit of the Gauntlet(R) product licensed for use in SmartWall. The license expires on December 31, 1996; however, the agreement provides for the automatic renewal of the Company's license rights for successive three year terms. Either party may terminate the agreement upon the default of the other party if the defaulting party has failed to cure the default within 30 days of the receipt of written notice of default; however, the agreement also provides TIS with certain accelerated termination rights in the event of a subsequent breach.

RSA Data Security, Inc. Agreement. The Company's SmartCAT and Wallet Technology software incorporate data encryption and authentication technology owned by RSA. The Company has a perpetual license agreement with RSA, which became effective as of December 30, 1994. On May 23, 1996, RSA exercised an option granted under the agreement to convert its right to receive future royalties into 2% of the Company's outstanding voting securities, after giving effect to the issuance to RSA, until the date of the Company's IPO. Pursuant to a separate agreement between RSA and MIT, MIT is entitled to receive a portion of any royalties that RSA receives. As a result, the Company issued directly to MIT a portion of the shares of Common Stock to which RSA was entitled under the RSA Agreement. The Company issued 188,705 shares of Common Stock to RSA and MIT immediately prior to consummation of the IPO. RSA has recently been acquired by Security Dynamics. There is no assurance that the change in control of RSA will not adversely affect the Company's business relationship with RSA.

     There can be no assurance that the Company will be able to maintain its license rights for the TIS Gauntlet(R) kernel or the RSA data encryption and authentication technology, and the loss of such rights could have a material adverse effect on the Company's business, financial condition and results of operations. If either TIS or RSA terminate or fail to renew the respective license agreement or take any other action that results in the loss of, or inability to maintain, such licensed technology, the Company may incur lost sales, delays in delivery of the Company's current products and services or delays in the introduction of new products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company has received two patents and has pending one patent application with the United States Patent and Trademark Office that cover certain aspects of its technology. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Further, the Company has not pursued patent protection outside of the United States for the technology covered by the pending patent application. The Company currently intends to pursue patent protection outside of the United States for the technology covered by the most recently filed patent application although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby.

The Company's success is also dependent in part upon its proprietary software technology. There can be no assurance that the Company's trade secrets or non-disclosure agreements will provide meaningful protection for its proprietary technology and other proprietary information. In addition, the Company relies on "shrink wrap" license agreements that are not signed by the end user to license the Company's products and, therefore, may be unenforceable under the laws of certain jurisdictions. Further, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that its technology will not infringe upon patents, copyrights or other intellectual property rights owned by others.

Further, the Company may be subject to additional risk as it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in foreign markets, and technology manufactured or sold abroad may not be protectable in jurisdictions in circumstances where protection is ordinarily available in the United States.

The Company believes that, due to the rapid pace of technological innovation for network security products, the Company's ability to establish and, if established, maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon legal protections afforded its existing or future technology.

As the number of security products in the industry increases and the functionality of these products further overlaps, software developers may become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. The Company also may desire or be required to obtain licenses from others in order to effectively develop, produce and market commercially viable products. Failure to obtain those licenses could have a material adverse effect on the Company's ability to market its software security products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary.

There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. Although the Company is not currently the subject of any material intellectual property litigation, litigation involving other software developers, including companies from which the Company licenses certain technology, could have a material adverse affect on the Company's business, financial condition and results of operations.

EMPLOYEES

As of February 28, 1997, the Company had 79 full-time employees and 3 consultants. Of these employees and consultants, 38 were in sales and marketing, 28 were in development and 16 were in finance and administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF COMMON STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces. Readers are also referred to the documents filed by V-ONE Corporation with the Securities and Exchange Commission, specifically the Company's registration statement as filed on Form S-1 and the last report on Form 10-Q which identify important risk factors for the Company.

Limited Operating History; Accumulated Deficit.

The Company was founded in February 1993 and introduced its first product in December 1994. Accordingly, the Company did not generate any significant revenues until 1995 when it commenced sales of its SmartWall firewall product and introduced its SmartGATE client/server system. Revenues for 1995 and 1996 were approximately $1,104,000 and $6,266,000. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. As of December 31, 1996, the Company had accumulated a deficit of approximately $8,340,000. The Company currently expects to incur net losses over the next several quarters as a result of greater operating expenses incurred to fund research and development and to increase its sales and marketing efforts.

Because of the Company's limited operating history, there can be no assurance that the Company will achieve or sustain profitability or significant revenues. To address these risks, the Company must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. There can be no assurance that the Company will successfully address these risks and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel.
The Company's success will depend, to a large extent, upon the performance of its senior management and its technical, sales and marketing personnel, many of whom have only recently joined the Company. There is keen competition in the software security industry to hire and retain qualified personnel and the Company is actively searching for additional qualified personnel. The Company's success will depend upon its ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse effect upon the Company's results of operations and product development efforts. The Company currently has $1.0 million "key man" life insurance policies on the lives of each of James F. Chen, its founder, President and Chief Executive Officer, Jieh-Shan Wang, its Senior Vice President of Engineering, and Marcus J. Ranum, its Chief Scientist (Mr. Ranum is no longer an employee of the Company, but is serving in this capacity as a consultant). This coverage, however, may not be sufficient to mitigate the impact that the loss of the services of Mr. Chen, Mr. Wang or Mr. Ranum would have on the Company. Although the Company has entered into employment agreements with Mr. Chen and Mr. Wang that provide for fixed terms of employment, the Company has not historically provided such types of employment agreements to its other employees, including its executive officers. This may adversely impact the Company's ability to attract and retain the necessary technical, management and other key personnel, which could have a material adverse effect upon the Company's results of operations and product development efforts.

Management of Growth.
The Company has recently experienced and may continue to experience substantial growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management and added pressure on the Company's operating and financial systems. As of February 28, 1997, the Company had grown to 79 employees, from 34 employees on January 1, 1996 and 7 employees on January 1, 1995. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and will need to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel. There can be no assurance that the Company will be able to achieve or manage any future growth, and its failure to do so could delay product development cycles and marketing efforts or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is not currently involved in negotiations for any acquisitions, the Company may undertake acquisitions in the future. Any such transaction would place additional strains upon the Company's management resources.

Anticipated Fluctuations in Quarterly Results.
As a result of the Company's limited operating history, the Company does not have historical financial data for a significant number of periods on which to base planned operating expenses. Accordingly, the Company's expense levels are based in part on its expectations as to future revenues. The Company's quarterly sales and operating results generally depend on the volume and timing of, and ability to fill, orders received within the quarter, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of demand for the Company's products in relation to the Company's expectations could have an immediate adverse impact on the Company's business, financial condition and results of operations. In addition, the Company plans to increase its operating expenses to fund the rapid growth of its sales and marketing operations, distribution channels, customer support capabilities and research and development activities. To the extent that such expenses precede or are not subsequently followed by increased revenues, the Company's business, financial condition and results of operations may be materially adversely affected.

The Company expects to experience significant fluctuations in future quarterly operating results, which may be caused by a number of factors, such as the pricing and mix of products and services sold, the introduction of new products by the Company and its competitors, the timing of orders and the shipment of products, market acceptance of the Company's products, the ability of the Company's direct sales force and resellers to market its products successfully, the mix of distribution channels used and other factors that may be beyond the Company's control. Thus, the Company believes that comparisons of quarterly operating results are not meaningful and should not be relied upon, nor will they necessarily reflect the Company's future performance. Because of the foregoing factors, it is likely that in some future quarters the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

Dependence on the Internet and Intranets.
The Company's success depends substantially upon the market acceptance of the Internet and intranets as mediums for commerce and communication. Although the Company believes that its software security products will facilitate and fortify commerce and communication over the Internet and intranets, there can be no assurance that commerce and communication over the Internet and intranets will expand or that the Company's products will be adopted for security purposes. In addition, the Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone or timely development of complementary products and services. If the Internet and intranets do not develop as mediums of commerce and communication or the Internet does not develop as a viable commercial marketplace due to inadequate development of infrastructure or complementary products and services, or for other reasons beyond the Company's control, the Company's business, financial condition and results of operations may be materially adversely affected. See "Business -- Background."

Risks Associated with the Emerging Network Security Market.
The market for the Company's products is in an early stage of development. The rapid development of Internet and intranet computing has increased the ability of users to access proprietary information and resources and has recently increased demand for network security products. Because the market for network security products is only beginning to develop, it is difficult to assess the size of the market, the product features desired by the market, the optimal price structure for the Company's products, the optimal distribution strategy and the competitive environment that will develop in this market. Declines in demand for the Company's products, whether as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors beyond the Company's control, could have a material adverse effect on the Company's business, financial condition or results of operations. See "Business -- Background."

Dependence on Principal Products; Uncertainty of Product Acceptance.
The Company currently generates most of its revenues from its SmartWall and SmartGATE products. Accordingly, any factor that adversely affects sales of these products could have a material adverse effect on the Company. While SmartWall has met with a favorable degree of market acceptance since sales commenced in the first quarter of 1995, there can be no assurance that SmartWall will continue to be accepted in the future. In addition, there can be no assurance that there will be market acceptance of the Company's SmartGATE product, which was introduced in the fourth quarter of 1995, or any of the Company's products that may be introduced in the future. The Company's success will, in part, depend upon the Company's ability to design, develop and introduce new products, services and enhancements on a timely basis to meet changing customer needs, technological developments and evolving industry standards.

Intellectual Property Rights; Infringement Claims.
The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect the proprietary rights of the Company and the companies from which the Company licenses technology. Prosecution of patent applications and any other patent applications that the Company may subsequently determine to file, may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. Further, the Company has not pursued patent protection outside of the United States for the technology covered by two of the pending patent applications. The Company currently intends to pursue patent protection outside of the United States for the technology covered by the most recently filed patent application although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby. The Company currently holds patents on its Wallet Technology and its SmartGATE technology.

The Company's success is also dependent in part upon its proprietary software technology and technology licensed from others. There can be no assurance that the Company's trade secrets or license or non-disclosure agreements will provide meaningful or contractually required protection for the proprietary technology and other proprietary information of the Company and the companies from which the Company licenses technology. Further, the Company relies on "shrink wrap" license agreements that are not signed by the end user to license the Company's products and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, there can be no assurance that others will not independently develop similar technologies or duplicate any technology developed by the Company or that its technology will not infringe upon patents, copyrights or other intellectual property rights owned by others.

Further, the Company may be subject to additional risk as the Company enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in foreign markets and technology developed by the Company may not be protectable in such foreign jurisdictions in circumstances where protection is ordinarily available in the United States.

The Company believes that, due to the rapid pace of technological innovation for network security products, the Company's ability to establish and, if established, maintain a position of technology leadership in the industry is dependent more upon the skills of its development personnel than upon legal protections afforded its existing or future technology.

As the number of security products in the industry increases and the functionality of these products further overlap, software developers may become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. The Company also may desire or be required to obtain licenses from others in order to develop, produce and market commercially viable products effectively. Failure to obtain those licenses could have a material adverse effect on the Company's ability to market its software security products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary.

Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Errors or Failures; Product Liability Risks.
The complex nature of the Company's products can make the detection of errors or failures in certain of its software products difficult when such products are introduced, which may result in delays and lost revenues during the correction process. In addition, there can be no assurance that any technology licensed by the Company for use in its products does not contain errors that would adversely affect such products. Despite testing by the Company and current and prospective customers, there can be no assurance that errors will not be discovered in new products or releases after commencement of commercial shipments, possibly resulting in delay, adverse publicity, loss of market acceptance and claims against the Company.

A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. The Company generally attempts to reduce the risk of such losses to itself and to the companies from which the Company licenses technology through warranty disclaimers and liability limitation clauses in its license agreements. There can be no assurance that the Company has obtained adequate contractual protection in all instances or where otherwise required under agreements V-ONE has entered into with others or that such measures will be effective in limiting the Company's liability to end users and to the companies from which the Company licenses technology. The Company also relies on "shrink wrap" license agreements that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company currently has product liability insurance. There can be no assurance that adequate insurance coverage was obtained by the Company. Any product liability claim against the Company for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Changes in Technology and Industry Standards; Risk of New Product Introduction. The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences.

Advances in techniques by individuals and entities seeking to gain unauthorized access to networks could expose the Company's existing products to new and unexpected attacks and require accelerated development of new products or enhancements to existing products. There can be no assurance that the Company will be able to counter challenges to its current products, that the Company's future product offerings will keep pace with technological changes implemented by competitors or persons seeking to breach network security, that its products will satisfy evolving consumer preferences or that the Company will be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and product enhancements in a timely fashion could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Defects and Development Delays.
The Company may experience schedule overruns in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new software products, the Company's development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, market developments or Company initiated changes. Changes in product specifications may delay completion of documentation, packaging or testing, which may, in turn, affect the release schedule of the product. When developing complex software products, the technology market may shift during the development cycle, requiring the Company either to enhance or change a product's specifications to meet a customer's changing needs. These factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

Evolving Distribution Channels.
Currently, the Company relies primarily on its direct sales force for the sale and marketing of its products. The Company plans to add to its internal sales and marketing staff in order to increase its direct sales effort. There can be no assurance that such internal expansion will be successfully completed, that the cost of such expansion will not exceed the revenues generated or that the Company's sales and marketing organization will successfully compete against the more extensive and well-funded sales and marketing operations of certain of its current and future competitors.

The Company has developed a distribution strategy that involves the development of strategic alliances with resellers and international distributors to enable the Company to achieve broad market penetration. The Company is beginning to establish its reseller distribution channel. There can be no assurance that the Company will be able to attract integrators and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company anticipates that it will ship products to distributors, integrators and resellers on a purchase-order basis, and its distributors, integrators and resellers will likely carry competing product lines. Therefore, there can be no assurance that any distributor, integrator or reseller will continue to represent the Company's products. The inability to recruit, or the loss of, important sales personnel, distributors, integrators or resellers could materially adversely affect the Company's business, financial condition and results of operations in the future.

Long Sales Cycle; Seasonality.
Sales of the Company's products generally involve a significant commitment of capital by customers, with the attendant delays frequently associated with large capital expenditures. Prior to such sales, the Company often permits customers to evaluate products being considered for license, generally for a period of up to 30 days. For these and other reasons, the sales cycle associated with the Company's products is likely to be lengthy and subject to a number of significant risks over which the Company has little or no control and, as a result, the Company believes that its quarterly results are likely to vary significantly in the future. The Company may be required to ship products shortly after it receives orders and, consequently, order backlog, if any, at the beginning of any period may represent only a small portion of that period's expected revenues. As a result, product revenues in any period will be substantially dependent on orders booked and shipped in that period. The Company plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially.

If revenues fall significantly below anticipated levels, the Company's financial condition and results of operations could be materially and adversely affected. In addition, the Company may experience significant seasonality in its business, and the Company's financial condition and results of operations may be affected by such trends in the future. Such trends may include higher revenues in the third and fourth quarters of the year and lower revenues in the first and second quarters. The Company believes that revenues may tend to be higher in the third quarter due to the fiscal year end of the U.S. government and higher in the fourth quarter due to year-end budgetary pressures on the Company's commercial customers and the tendency of certain of its existing and prospective customers to implement changes in computer or network security prior to the end of the calendar year.

Liquidity and Capital Requirements; Dependence on the Public Offering.
The Company anticipates that its existing capital resources, including the net proceeds of the sale of the shares of Common Stock offered hereby, will be adequate to satisfy its capital requirements at least through March 31, 1998. The Company's future capital requirements, however, will depend on many factors, including its ability to successfully market and sell its products. To the extent that the funds generated by the IPO and from the Company's on-going operations are insufficient to fund the Company's future operating requirements, it may be necessary to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, could result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail its operations significantly.

Risk of Sales to U.S. Government.
In 1995, the Company derived a substantial portion of its revenue from the sale of SmartWall to departments and agencies of the U.S. government and government contractors. In 1996, the Company's revenues will be attributable, in part, to a contract with NSA. Because no government agency has an obligation to award contracts to, or to purchase products from, the Company in the future, the Company believes that future government contracts and orders for its network security products will in part be dependent upon the continued favorable reaction of government agencies to the development capabilities of the Company and the reliability and perception of its products. There can be no assurance that the Company will be able to sell its products to departments and agencies of the U.S. government and government contractors or that such sales, if any, will result in commercial acceptance of the Company's products. There also is no assurance that the Company will be able to procure an extension of its current NSA contract when it expires in September 1996 or additional contracts of similar magnitude in the future. In addition, reductions or delays in federal funds available for projects the Company is performing or to purchase its products could have an adverse impact on the Company's government contracts business.

Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. The Company is also exposed to the risk of increased or unexpected costs, causing losses or reduced profits, under government and certain third-party contracts. Any of the foregoing events could have a material adverse effect on the Company's business, financial condition and results of operations.

International Sales.
The Company plans to increase its presence in overseas markets by expanding international distribution relationships for its suite of network security products, including SmartWall and SmartGATE. There can be no assurance, however, that the Company will be successful in expanding its relationships with international distributors or in gaining commercial acceptance of its products abroad. To the extent that the Company expands international sales, currency fluctuations could make its products less competitive in foreign markets and contribute to fluctuations in the Company's operating results. Political instability, difficulties in staffing and managing international operations, potential insolvency of international resellers, longer receivable collection periods and difficulty in collecting accounts receivable also pose risks to the development of international marketing efforts. Moreover, the laws of certain countries, or the enforcement thereof, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Effect of Government  Regulation of Technology  Exports.
The Company currently sells its products abroad and intends to continue to expand its relationships with international distributors for the sale of its products overseas. The Company's international sales and operations could be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. In particular, the Company's information security products are subject to the export restrictions administered by the U.S. Department of Commerce, which, in the case of some products, permit the export of encryption products only with a specific export license. These export laws also prohibit the export of encryption products to a number of countries, individuals and entities and may restrict exports of some products to a narrow range of end-users. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. There is no assurance that the Company or its distributors will be able to secure required licenses in a timely manner, if at all. As a result, foreign competitors that face less stringent controls on their products may be able to compete more effectively than the Company in the global network security market. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

Market Volatility.
The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many technology companies and that has often been unrelated and disproportionate to the operating performance of such companies. Broad market fluctuations, as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of the Company's Common Stock. There can be no assurance that the market price of the Common Stock offered hereby will not decline below the initial public offering price.

Item 2.  PROPERTIES

The Company leases approximately 16,261 square feet of office space in Rockville, Maryland under lease agreements that will expire on April 26, 1997 and April 17, 2001. The Company expects that this space will be sufficient for its needs through April 26, 1997. In March 1997, the Company entered into an operating lease agreement for new office space for approximately 28,312 square feet in Germantown, Maryland that will expire on July 1, 2003. The Company anticipates moving into this new office space in July 1997.

The Company also leases office space in New York, New York and in San Francisco, California under leases that expired on January 14, 1997. These leases have been extended on a month to month basis.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1996.

EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company, and their respective ages at December 31, 1996, are as follows:



NAME                                    AGE        POSITION

James F. Chen........................   46     President, Chief Executive Officer and Director
Jieh-Shan Wang.......................   42     Senior Vice President and Chief Technical Officer
William C. Wilson....................   41     Vice President of Network Services
Barnaby M. Page......................   33     Vice President of Financial Services
Charles B. Griffis...................   52     Senior Vice President, Chief Financial Officer and
                                                 Treasurer
Christopher T. Brook.................   57     Vice President of Product Development
Charles C. Chen......................   42     Director
Hai Hua Cheng........................   48     Director
Harry S. Gruner......................   37     Director
William E. Odom......................   64     Director


JAMES F. CHEN founded the Company in February 1993 and has since served as its President, Chief Executive Officer and a director. From 1980 to 1990, Mr. Chen managed INTELSAT's world-wide ground network engineering projects. From 1990 to January 1993, he managed the INTELSAT Ground Network Engineering Department and, from March 1992 to January 1993, he also directed its Management Information Systems Division. Mr. Chen holds an M.S. in Computer Science from George Washington University and a B.S. in Electrical Engineering from Georgia Institute of Technology. He is Charles C. Chen's brother.

JIEH-SHAN WANG, PH.D. has been with the Company since its inception and has served as the Company's Senior Vice President of Engineering since April 1996. From August 1995 to April 1996, Dr. Wang served as the Company's Vice President of Engineering and, from April 1994 to August 1995, he served as Chief Engineer. Dr. Wang was with INTELSAT from June 1991 to April 1994, as Senior Systems Engineer, where he led a team of engineers in the development of network applications. Dr. Wang holds a Ph.D. in Physics from the University of Maryland and a B.S. in Physics from National Taiwan University.

WILLIAM C. WILSON has served as the Company's Vice President of Network Services since January 1997. From May 1996 to December 1996 Mr. Wilson served as the Company's Vice President of Business Development, from April 1995 to May 1996, Mr. Wilson served as the Company's Vice President of Operations and, from December 1994 to April 1995, he served as Director of Business Development. Prior to joining the Company, Mr. Wilson provided consulting services to the Company from August 1994 to December 1994 and served as an independent consultant from August 1985 to November 1994. Mr. Wilson holds a B.S. in Journalism and Economics from Ohio State University, School of Agriculture.

BARNABY M. PAGE has served as the Company's Vice President of Financial Services since January 1997. From June 1996 to December 1996, Mr. Page served as the Company's Vice President of Direct Sales, from October 1995 to June 1996, Mr. Page served as the Company's Director of Sales and, and from August 1995 to October 1995, he served as Manager of Commercial Sales. Prior to joining the Company, Mr. Page served as Regional Sales Manager for DiBiasio & Edgington, Inc. from January 1993 to August 1995 and as Regional Sales Representative for Thompson Financial Services from July 1992 to December 1992. From July 1990 to July 1992, Mr. Page was a Sales Representative with Bloomberg Financial Markets. Mr. Page earned a Certificate in International Relations and Economics from the University of Copenhagen, Denmark, and holds a B.A. in Political Science and Journalism from the University of Massachusetts at Amherst.

CHARLES B. GRIFFIS has served as the Company's Senior Vice President and Chief Financial Officer since September 1996 and began serving as the Company's Treasurer as of January 1, 1997. Prior to joining the Company, Mr. Griffis served as Senior Vice President and Chief Financial Officer of Masstor Systems Corporation, a company that filed a petition for reorganization under Chapter 11 of the United States Bankruptcy Code on September 8, 1994, from April 1990 to September 1996. From November 1983 to April 1990, Mr. Griffis served as a General Partner of Griffis, Sandler & Co., a private venture capital firm, and as President of Charles Griffis & Co., Inc., a business consulting firm. Mr. Griffis holds an M.B.A. in Finance from Columbia University and a B.A. in History from Yale University.

CHRISTOPHER T. BROOK has served as the Company's Vice President of Product Development since February 1997. From September 1996 to February 1997, Mr. Brook served as the Company's Director of Product Development. Mr. Brook was with GEIS for approximately 27 years prior to joining the Company, holding a number of technology-related positions including Manager of Directory Services and Network Architecture, Manager of Network Architecture and most recently, Manager of Emerging Technology, where Mr. Brook was responsible for investigating new information technologies. Mr. Brook graduated from Clifton College (Bristol, England) with an emphasis in the Classics.

CHARLES C. CHEN, D.D.S., has served as a director of the Company since February 1993 and as the Company's Secretary since December 12, 1995. Since July 1982, Dr. Chen has practiced periodontics with Zupnik, Winson & Chen, D.D.S.P.A. Dr. Chen holds a D.D.S. from the Baltimore College of Dental Surgery, University of Maryland, and a B.S. in Chemistry from the University of Maryland. He is James
F. Chen's brother.

HAI HUA CHENG has served as a director of the Company since September 1995. Mr. Cheng is the majority owner of Scientek Corporation in Taiwan and since August 1979 has served as Vice President and a director of that company. Mr. Cheng is also the principal owner of Scientek Private Venture Capital and has served as a director of that company since March 1990. In addition, Mr. Cheng has served as a director of United Test Center Inc. (Taiwan) since March 1995. Mr. Cheng holds a B.S. in Computer and Control Engineering from National Chiao Tung University.

HARRY S. GRUNER has served as a director of the Company since June 1996. Since November 1992, he has been a general partner of JMI Equity Fund, a private equity investment partnership. From August 1986 to October 1992, Mr. Gruner was a principal with Alex. Brown & Sons Incorporated. Mr. Gruner is also a director of Brock International, Inc., a developer, marketer and supporter of software systems, Jackson Hewitt, Inc., an income tax processing company, the META Group, Inc., a syndicated information technology research company, and Hyperion Software, Inc., a financial software company, and numerous other privately held companies. Mr. Gruner holds an M.B.A. from Harvard Business School and a B.A. in History from Yale University.

(RETIRED) LT. GEN. WILLIAM E. ODOM has served as a director of the Company since June 1996. Since October 1988, General Odom has served as Director of National Security Studies at the Hudson Institute. He has also served as an adjunct professor at Yale University since January 1989. Prior to his retirement from the military in 1988, General Odom held several military posts including, Director of the National Security Agency, Assistant Chief of Staff for Intelligence and Military Assistant to the National Security Advisor during the Carter Administration. He is also a director of Nichols Research Corporation. General Odom holds an M.A. and Ph.D. from Columbia University and a B.S. from the United States Military Academy at West Point.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the Nasdaq National Market since the Company's IPO on October 24, 1996. According to records of the Company's transfer agent, the Company had approximately 1,291 stockholders of record on March 18, 1997. Because many of such shares are held by brokers and other institutions on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices as of the close of market of the Company's Common Stock from the time of the Company's IPO for the quarter ending December 31, 1996.

Fiscal 1996:


                                    Low Sale Price                     High Sale Price

         Fourth Quarter.............$4.875                             $7.75


The Company has never declared or paid cash dividends on its Common Stock or other securities. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

Item 6.  SELECTED FINANCIAL DATA

The following selected financial data set forth below with respect to the Company's statement of operations from February 16, 1993 (date of inception) to December 31, 1993 and for the years ended December 31, 1994, 1995 and 1996 and balance sheets as of December 31, 1993, 1994, 1995 and 1996 are derived from the financial statements of the Company included elsewhere in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                 For the
                                                 Period                Period ended December 31,
                                              February 16,
                                               1993 (date
                                                   of
                                               inception)
                                               to December
                                                   31,

                                                  1993           1994            1995            1996

    Statement of Operations Data:

    Revenues:
       Products                                 $       ---    $        --    $  1,101,418      $5,955,592
       Consulting and services                       76,183         59,716           2,083         310,557
          Total revenues                             76,183         59,716       1,103,501       6,266,149

    Cost of revenues:
       Products                                         ---            ---         376,359       1,969,117
       Consulting and services                       38,090         35,114             800          56,502
          Total cost of revenues                     38,090         35,114         377,159       2,025,619
    Gross profit                                     38,093         24,602         726,342       4,240,530

    Operating expenses:
       Sales and marketing                            6,652         36,212         130,917       3,744,630
       General and administrative                    74,212        315,192       1,350,361       4,879,940
       Research and development                      21,000        127,926         304,973       1,960,727
          Total operating expenses                  101,864        479,330       1,786,251      10,585,297
    Operating loss                                  (63,771)      (454,728)     (1,059,909)     (6,344,767)

    Other (expense) income:
       Interest expense                              (1,913)        (2,360)        (66,615)       (518,965)
       Interest income                                  ---            ---           4,513         168,176
          Total other expens es                      (1,913)        (2,360)        (62,102)       (350,789)
    Net loss                                     $  (65,684)    $ (457,088)    $(1,112,011)    $(6,695,556)
    Net loss per share                           $     (.01)    $    (0.06)    $     (0.12)    $     (0.66)
    Weighted average shares outstanding           6,186,978      8,046,766       9,567,509      10,209,340


                                                                      December 31,

                                                  1993           1994            1995            1996

    Balance Sheet Data:

    Working capital (deficit)                    $  (19,436)    $  245,598     $  (168,311)   $ 12,643,160
    Total assets                                     28,182        394,906       2,050,602      15,697,415
    Long-term debt, less current portion                ---            ---         126,908         134,704
    Total shareholder's equity                      (11,523)       318,028        (139,938)     13,993,745


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company offered 3,000,000 shares of Common Stock, par value $0.001, in an IPO on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock, par value $0.001, from the Company and certain shareholders for $5.00 per share. Net of the underwriting discount and related expenses, the Company raised approximately $12,645,000.

The Company generates revenues primarily from software licenses and sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from products will continue to be the principal source of the Company's total revenues.

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

As of December 31, 1996, the Company had an accumulated deficit of approximately $8,340,000. The Company currently expects to incur net losses over the next several quarters as a result of greater operating expenses incurred to fund research and development and to increase its senior management and sales and marketing efforts. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that it will be able to continue to expense all development costs as incurred.

The Company recently has hired and intends to continue to hire additional senior level personnel. In addition, general and administrative costs have increased significantly since the Company's date of inception and the Company expects such costs to continue to increase in the future.

In 1996, product revenues from MCI and the National Security Agency ("NSA") accounted for approximately 12% and 12%, respectively, of total revenues. In 1995, product revenues from GEIS, NCTS Washington, a division of the Department of the Navy, and the U.S. Defense Information Systems Agency accounted for approximately 19%, 10%, and 10%, respectively, of total revenues. In 1994, consulting and services revenues from the U.S. Department of Energy and MacTec accounted for approximately 37% and 29%, respectively, of total revenues.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:




                                                      For the Period Ended
                                       Dec. 31,             Dec. 31,             Dec. 31,
                                         1994                 1995                 1996
                                   -----------------    -----------------    -----------------
Revenues:
Products                                        ---%                99.8%                95.0%
Consulting and services                       100.0                  0.2                  5.0
Total revenues                                100.0                100.0                100.0
Cost of revenues:
Products                                        ---                 34.1                 31.4
Consulting and services                        58.8                  0.1                  0.9
Total cost of revenues                         58.8                 34.2                 32.3
Gross profit                                   41.2                 65.8                 67.7
Operating expenses:
Sales and marketing                            60.6                 11.9                 59.8
General and administrative                    527.8                122.4                 77.9
Research and development                      214.2                 27.6                 31.3
Total operating expenses                      802.6                161.9                169.0
Operating loss                               (761.4)               (96.1)              (101.3)
Other (expense) income:
Interest expense                               (4.0)                (6.0)                (8.3)
Interest income                                 ---                  0.4                  2.7
Total other expenses                           (4.0)                (5.6)                (5.6)
Net loss                                     (765.4)%             (101.7)%             (106.9)%

COMPARISON OF YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

REVENUES

Total revenues increased from approximately $60,000 in 1994 to approximately $1,104,000 in 1995 and increased to approximately $6,266,000 in 1996.

Product revenues are derived principally from software licenses and the sale of hardware products. The Company had no revenues from products in 1994. Product revenues increased significantly from approximately $1,101,000 in 1995 to approximately $5,956,000 in 1996. The increase was due principally to increased sales of the Company's SmartWall product and the introduction of its SmartGATE product in December 1995, along with increased sales and marketing efforts.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased from approximately $60,000 in 1994 to approximately $2,000 in 1995 and increased significantly to approximately $311,000 in 1996. Revenues from consulting and services declined from 1994 to 1995 due to the Company's focus on product development and subsequent sales and marketing efforts. Consulting and services revenues increased from 1995 to 1996 as the Company increased staffing to support consulting and services and product sales.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were 58.8%, 34.2% and 32.3% in 1994, 1995 and 1996, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. The Company had no product revenue in 1994. Cost of product revenues increased from approximately $376,000 in 1995 to approximately $1,969,000 in 1996. Cost of product revenues as a percentage of product revenues was 34.2% and 33.1% for 1995 and 1996, respectively. The dollar increase and percentage decrease in 1996 were primarily attributable to an increase in revenues from increased sales and marketing efforts and from the introduction of SmartGATE, combined with a higher product mix of software licenses to turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $35,000 in 1994 to approximately $800 in 1995 and increased significantly to approximately $57,000 in 1996. Cost of consulting and services revenues as a percentage of consulting and services revenues was 58.8%, 38.4% and 18.2% for 1994, 1995 and 1996, respectively. The dollar increase in 1996 was attributable to increased staffing to support consulting and services. The percentage decrease was principally due to allocation over a larger revenue base.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $36,000 in 1994 to approximately $131,000 in 1995 and increased to approximately $3,745,000 in

1996. Sales and marketing expenses as a percentage of total revenues were 60.6%, 11.9% and 59.8% in 1994, 1995 and 1996, respectively. The dollar increase in 1995 was principally due to increased personnel and marketing efforts and costs associated with the sales of SmartWall. The percentage decrease in 1995 was principally due to allocation over a larger revenue base. The dollar increase in 1996 was principally due to increased personnel, higher levels of sales and marketing efforts and sales associated with the sales of SmartWall and SmartGATE. The percentage increase was due to significantly higher expenses. Sales and marketing expenses can be expected to increase both in the aggregate and as a percentage of total revenues in the near term as a result of the Company's increased sales and marketing efforts.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased substantially from approximately $315,000 in 1994 to approximately $1,350,000 and increased significantly to approximately $4,880,000 in 1996. General and administrative expenses as a percentage of total revenues were 527.8%, 122.4% and 77.9% in 1994, 1995 and 1996, respectively. The dollar increase in 1995 was primarily due to increased staffing levels, leasing of additional office space, additional travel expense, establishing an allowance for potentially uncollectible and non-saleable inventory and increased professional fees. In 1996, the Company recorded non-cash compensation expense of approximately $2,515,000 in conjunction with the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the Company's 1996 Incentive Stock Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the Company's 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James
F. Chen, the Company's founder, President and Chief Executive Officer. The non-cash compensation expense was recognized in the second quarter of 1996. In the fourth quarter of 1996, the Company recognized a non-cash compensation expense of approximately $264,000 in conjunction with a contribution to the Company of 52,885 shares of Common Stock by James F. Chen. The remainder of the dollar increase was principally attributable to additional hiring of management and administrative personnel and professional and legal fees. The percentage decrease was primarily due to allocation over a larger revenue base. The Company anticipates that general and administrative expenses will increase in future periods.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $128,000 in 1994 to approximately $305,000 in 1995 and increased to approximately $1,961,000 in 1996. Research and development expenses as a percentage of total revenues were 214.2%, 27.6% and 31.3% in 1994, 1995 and 1996, respectively. The dollar and percentage increases in 1995 and 1996 were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. There was no interest income in 1994. Interest income in 1995 was approximately $5,000 from interest earned on the net proceeds from the Company's private financings and approximately $168,000 in 1996 from interest earned on the net proceeds from the Company's IPO and private financings. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $2,000 in 1994 and was approximately $67,000 in 1995. The increase was primarily due to the Company's issuance of $1,250,000 in promissory notes in 1995. Interest expense increased substantially to $519,000 in 1996. The increase was primarily due to the Company's issuance of $1,250,000 in promissory notes in 1995, the issuance of approximately $1,250,000 promissory notes in 1996 and the issuance of the JMI note of $1,500,000 in 1996.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1994, 1995 and 1996 as a result of the net loss incurred during these periods. As of December 31, 1996, the Company had net operating loss carry forwards of approximately $7,496,000 as a result of net losses incurred since inception.

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth selected financial data for the periods indicated. This information (other than the three months ended March 31, 1996) has been derived from the Company's unaudited financial statements, which, in management's opinion, reflect all adjustments necessary to fairly present this information when read in conjunction with the financial statements and notes thereto included elsewhere in this Annual Report.


                                       Mar. 31,            June 30,             Sept. 30,             Dec. 31,
                                        1995                1995                  1995                 1995
                                     (unaudited)         (unaudited)          (unaudited)           (unaudited)
                                    ------------        ------------         ------------          ------------
Revenues:
Products                             $   150,257         $   218,961          $   356,021           $   376,179
Consulting and services                      ---                 ---                  ---                 2,083
Total revenues                           150,257             218,961              356,021               378,262
Cost of revenues:
Products                                  52,590              78,560              125,482               119,727
Consulting and services                      ---                 ---                  ---                   800
Total cost of revenues                    52,590              78,560              125,482               120,527
Gross profit                              97,667             140,401              230,539               257,735
Operating expenses:
Sales and marketing                       40,730              25,312               24,030                40,845
General and administrative               163,282             297,881              176,903               712,295
Research and development                  48,446              62,344               90,142               104,041
Total operating expenses                 252,458             385,537              291,075               857,181
Operating loss                          (154,791)           (245,136)             (60,536)             (599,446)
Other (expense) income:
Interest expense                             ---                 ---                  ---               (66,615)
Interest income                              ---                 ---                  ---                 4,513
Total other expenses                         ---                 ---                  ---               (62,102)
Net loss                             $  (154,791)        $  (245,136)         $   (60,536)          $  (661,548)



                                                          June 30,             Sept. 30,              Dec. 31,
                                       Mar. 31,             1996                 1996                   1996
                                        1996            (unaudited)           (unaudited)            (unaudited)
                                    ------------       ------------          ------------           ------------
Revenues:
Products                             $   981,642       $  1,302,402           $  1,578,620           $ 2,092,928
Consulting and services                   40,169             52,174                141,923                76,291
Total revenues                         1,021,811          1,354,576              1,720,543             2,169,219
Cost of revenues:
Products                                 310,693            462,636                503,484               692,304
Consulting and services                   11,305             15,917                 11,954                17,326
Total cost of revenues                   321,998            478,553                515,438               709,630
Gross profit                             699,813            876,023              1,205,105             1,459,589
Operating expenses:
Sales and marketing                      709,111            963,326                898,543             1,173,650
General and administrative               592,967          2,756,546                507,079             1,023,348
Research and development                 310,952            393,357                607,305               649,113
Total operating expenses               1,613,030          4,113,229              2,012,927             2,846,111
Operating loss                          (913,217)        (3,237,206)              (807,822)           (1,386,522)
Other (expense) income:
Interest expense                        (104,934)          (176,092)              (191,723)              (46,216)
Interest income                           23,491             19,897                 22,031               102,757
Total other expenses                     (81,443)          (156,195)              (169,692)                56,541
Net loss                              $ (994,660)       $(3,393,401)           $  (977,514)          $ (1,329,981)


The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual transactions; the length of the Company's sales cycle; changes in the Company's budget authorizations; the level of sales and marketing, research and development and administrative expenses; and general economic conditions. For example, the Company made significant sales during the latter part of the second quarter of 1996, and a significant portion of those sales were not collected until the third quarter of 1996. As a result, the Company's accounts receivable during the second quarter of 1996 increased to an amount greater than its revenues for that period. This pattern has been followed in subsequent quarters of 1996 and may continue in subsequent quarters of 1997.

Operating results for a given period could be disproportionately affected by any shortfall in expected revenues. In addition, fluctuation in revenues from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular.

The Company may experience significant seasonality in its business, and the Company's financial condition and results of operations may be affected by such trends in the future. Such trends may include higher revenues in the third and fourth quarters of the year and lower revenues in the first and second quarters. The Company believes that revenues may be higher in the third quarter due to the fiscal year end of the U.S. government and higher in the fourth quarter due to year end budgetary pressures on the Company's commercial customers and the tendency of certain of the Company's existing or prospective customers to implement changes in computer or network security prior to the end of the calendar year. Because the Company's operating expenses are based on anticipated revenue levels, a small variation in the time of recognition of revenues can cause significant variations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1996, the Company commenced an IPO of its Common Stock which provided the Company with net proceeds of approximately $12,645,000. As of December 31, 1996, the Company had nominal debt and had cash and cash equivalents of approximately $10,894,000 and working capital of approximately $12,643,000.

Prior to its IPO, the Company had financed its operations through the private sale of equity securities, notes to shareholders and short-term borrowings. In 1994 and 1995, the Company raised approximately $750,000 and $400,000, respectively, through the sale of Common Stock. In addition, in December 1995 and January 1996, the Company raised $2,500,000 from the sale of 7% unsecured promissory notes scheduled to mature on June 30, 1996. In addition, in April 1996, the Company raised approximately $1,000,000 by selling an additional 222,222 shares of Series A Convertible Preferred Stock ("Series A Stock) at $4.50 per share. In April and May of 1996, the Company exchanged all of the 7% unsecured promissory notes for Series A Stock. Upon consummation of the IPO, each share of Series A Stock automatically converted into 1.20 shares of Common Stock. In June 1996, the Company raised an additional $1,500,000 by issuing to JMI an 8% unsecured senior subordinated note with detachable warrants to purchase 333,332 shares of Common Stock of which 266,666 were exercisable at $4.50 per share ("$4.50 Warrants") and 66,666 were exercisable at $0.015 per share ("$0.015 Warrants"). The note was redeemed upon consummation of the IPO and the $0.015 Warrants were exercised on June 28, 1996. Pursuant to the terms of the $4.50 Warrants, upon consummation of the IPO at a price per share of $5.00, the $4.50 Warrants were adjusted to entitle JMI to purchase 319,999 shares of Common Stock at $3.75 per share.

The Company's operating activities used cash of approximately $353,000, $1,121,000 and $5,119,000 in 1994, 1995 and 1996, respectively. Cash used in operating activities was principally a result of net losses and increases in accounts receivable and inventory, which were partially offset by increases in accounts payable, the establishment of an allowance for potentially uncollectible accounts receivable and non-saleable inventory and non-cash expenses related to the issuance of certain stock options.

Capital expenditures for property and equipment were approximately $13,000, $20,000 and $562,000 in 1994, 1995 and 1996, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment, office furniture and leasehold improvements in 1997.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through March 31, 1998.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA








                                V-ONE CORPORATION
                              FINANCIAL STATEMENTS
                                    --------

                      As of December 31, 1995 and 1996 and
            and for the years ended December 31, 1994, 1995, and 1996

                                       AND
                                 REPORT THEREON
                                    --------

                         INDEPENDENT ACCOUNTANTS' REPORT




To the Board of Directors of V-ONE Corporation:


We have audited the accompanying balance sheets of V-ONE Corporation (the "Company") as of December 31, 1995 and 1996, and the related statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the financial statement schedules listed in the index on page F-1 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE Corporation as of December 31, 1995 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



                                    /s/ Coopers & Lybrand L.L.P.



McLean, Virginia
March 24, 1997

                                V-ONE CORPORATION
                                 BALANCE SHEETS
                                    --------


                                     ASSETS

                                                                                         December 31,
                                                                                -------------------------------
                                                                                    1995            1996
                                                                                --------------  ----------------
  Current assets:
     Cash and cash equivalents                                                    $ 1,328,385     $ 10,894,375
     Accounts receivable, less allowances of $23,620 and $252,395 as of
       December 31, 1995 and 1996, respectively                                       242,392        2,647,195
     Inventory                                                                        257,630          418,870
     Prepaid expenses and other current assets                                         13,955          173,411
                                                                                  -----------     ------------
            Total current assets                                                    1,842,362       14,133,851
                                                                                  -----------     ------------

  Property and equipment:
     Office and computer equipment                                                    219,044          790,373
     Furniture and fixtures                                                            14,958           98,579
                                                                                  -----------     ------------
                                                                                      234,002          888,952
  Less accumulated depreciation                                                       (35,952)        (132,365)
                                                                                  -----------     ------------
                                                                                      198,050          756,587
  Licensing fee, net of accumulated amortization of $0 and $70,764 as of                    -          778,409
     December 31, 1995 and 1996, respectively
  Other assets                                                                         10,190           28,568
                                                                                  -----------     ------------
            Total assets                                                          $ 2,050,602     $ 15,697,415
                                                                                  ===========     ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

  Current liabilities:
     Accounts payable and accrued expenses                                        $   227,545     $  1,311,044
     Deferred income                                                                   12,500           97,748
     Notes payable - current                                                        1,255,556           16,667
     Notes payable to related parties                                                 474,144                -
     Capital lease obligations - current                                               40,928           65,232
                                                                                  -----------      -----------
            Total current liabilities                                               2,010,673        1,490,691

  Notes payable - noncurrent                                                           44,444           22,222
  Deferred rent                                                                        52,959           78,275
  Capital lease obligations - noncurrent                                               82,464          112,482
                                                                                  -----------      -----------
            Total liabilities                                                       2,190,540        1,703,670
                                                                                  ------------     ------------

  Commitments and contingencies

  Shareholders' equity (deficit)
  Common stock,  $0.001 par value;  33,333,333 shares
     authorized;  8,304,426 and 12,658,347 shares
     issued and outstanding, as of December 31, 1995
     and 1996, respectively                                                             8,304           12,658
  Additional paid-in capital                                                        1,496,541       22,608,866
  Notes receivable from sales of Common Stock                                               -         (287,400)
  Accumulated deficit                                                              (1,644,783)      (8,340,379)
                                                                                  -----------     -------------
            Total shareholders' equity (deficit)                                     (139,938)      13,993,745
                                                                                  -----------     -------------
            Total liabilities and shareholders' equity (deficit)                  $ 2,050,602     $ 15,697,415
                                                                                  ============    =============

                     The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                    --------





                                                     For the years ended
                                                        December 31,
                                      --------------------------------------------------
                                          1994             1995            1996
                                      --------------   ------------- ------------------
 Revenues:
    Products                          $         -      $ 1,101,418        $   5,955,592
    Consulting and services                59,716            2,083              310,557
                                      -----------      -----------        -------------

        Total revenues                 $   59,716        1,103,501            6,266,149
                                       ----------      -----------        -------------

 Cost of revenues:
    Products                                    -          376,359            1,969,117
    Consulting and services                35,114              800               56,502
                                        ---------      -----------        -------------

        Total cost of revenues             35,114          377,159            2,025,169
                                      --------------   ------------- ------------------

 Gross profit                              24,602          726,342            4,240,530
                                      --------------   ------------- ------------------

 Operating expenses:
    Sales and marketing                    36,212          103,917            3,744,630
    General and administrative            315,192        1,350,361            4,879,940
    Research and development              127,926          304,973            1,960,727
                                      --------------   ------------- ------------------

        Total operating expenses          479,330        1,786,251           10,585,297
                                      --------------   ------------- ------------------

 Operating loss                          (454,728)      (1,059,909)          (6,344,767)
                                      --------------   ------------- ------------------

 Other (expense) income:
    Interest expense                       (2,360)         (66,615)            (518,965)
    Interest income                             -            4,513              168,176
                                      --------------   ------------- ------------------

    Total other expenses                   (2,360)         (62,102)            (350,789)
                                      --------------   ------------- ------------------

 Net loss                             $  (457,088)     $ (1,122,011) $       (6,695,556)
                                      ==============   ============= ==================

 Net loss per common share            $     (0.06)     $      (0.12) $            (0.66)
                                      ==============   ============= ==================

 Weighted average shares
    outstanding                         8,046,766         9,567,509          10,209,340
                                      ==============   ============= ==================


         The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                    --------


                                                                              Notes
                                                              Additional    Receivable
                                         Common Stock           Paid-in        from       Accumulated
                                       Shares      Amount       Capital    Stock Sales      Deficit         Total
                                    ------------- ---------- --------------------------- -------------- --------------
 Balance, December 31, 1993            5,666,666  $   5,667  $      34,333 $          -  $     (65,684) $     (25,684)
 Sale of common stock                  2,176,473      2,176        747,824            -              -        750,000
 Contribution of common stock
    from related party                  (333,333)      (333)           333            -              -              -
 Issuance of common stock as
    payment for services                 353,333        353            447            -              -            800
 Contributed capital in lieu in
    cash compensation                          -          -         50,000            -              -         50,000
 Net loss                                      -          -              -            -       (457,088)      (457,088)
                                    ------------- ---------- --------------------------- -------------- --------------

 Balance, December 31, 1994            7,863,139      7,863        832,937            -       (522,772)       318,028
 Sale of common stock                    107,954        108        399,892            -              -        400,000
 Contribution capital in lieu of
    cash compensation                   (132,666)      (133)           133            -              -              -
 Issuance of common stock in
    accordance with anti-dilution
    agreement                             56,000         56            (56)           -              -              -
 Issuance of common stock as
    payment for accrued interest          76,666         77         32,468            -              -         32,545
 Issuance of common stock as
    payment for services                 333,333        333        141,167            -              -        141,500
 Contributed capital in lieu of
    cash compensation                          -          -         90,000            -              -         90,000
 Net loss                                      -          -              -            -     (1,122,011)    (1,122,011)
                                  --------------- ---------- --------------------------- -------------- --------------

 Balance, December 31, 1995            8,304,426      8,304      1,496,541            -     (1,644,783)      (139,938)
 Contribution of common stock
    from related party                  (383,965)      (384)       288,360            -              -        287,976
 Issuance of common stock
    related to 1996 Non-Statutory
    Stock Option Plan                    383,965        384      1,727,459     (287,400)             -      1,440,443






 Issuance of common stock
    as payment for services               11,111         11         49,989            -              -         50,000
 Issuance of non-qualified stock
    options below fair market
    value                                      -          -        487,796            -              -        487,796
 Issuance of warrants to purchase
    common stock                               -          -        299,000            -              -        299,000
 Exercise of warrants to purchase
    common stock                          66,666         67            933            -              -          1,000
 Issuance of common stock as
    payment of a note                     73,333         74        329,926            -              -        330,000
 Contribution of common stock
    from related party                  (153,333)      (153)           153            -              -              -
 Issuance of common stock as
    payment on accrued interest          153,333        153         64,937            -              -         65,090
 Repurchase of fractional shares
    of common stock related to
    the reverse stock split                   (9)         -            (41)           -            (40)           (81)
 Issuance of common stock as
    payment of licensing fees            188,705        188        848,985            -              -        849,173
 Public sale of common stock
    at $5.00 per share, net of
    issuance costs                     3,000,000      3,000     12,641,755            -              -     12,644,755
 Contribution of common stock
    from related party                   (52,885)       (53)       264,531            -              -        264,478
 Conversion of preferred stock to
    common stock at 1-to-1.2
    ratio                                949,209        949      3,558,605            -              -      3,559,554
 Issuance of common stock due
    to exercise of overallotment
    option                               117,791        118        540,937            -              -        550,055
 Net loss                                      -          -              -            -     (6,695,556)    (6,695,556)
                                    ------------- ---------- --------------------------- -------------- --------------

 Balance, December  31, 1996          12,658,347  $  12,658  $  22,608,866 $   (287,400) $  (8,340,379) $  13,993,745
                                    ============= ========== ============= ============= ============== ==============


         The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    --------




                                                                      For the years ended
                                                                          December 31
                                                        ------------------------------------------------
                                                            1994           1995             1996
                                                        -------------- --------------   --------------
 Cash flows from operating activities:
    Net loss                                            $    (457,088) $  (1,122,011)   $  (6,695,556)
 Adjustments to reconcile net loss to net cash from
      used in operating activities:
    Provision for doubtful accounts receivable                      -         23,620          228,775
    Provision for obsolete inventory                                -         50,000                -
    Depreciation and amortization                              10,307         24,623          172,582
    Interest expense on accretion of note payable                   -              -          299,000
    Consulting expense satisfied by issuance of
      common stock                                                  -              -           45,833
    Compensation expense satisfied by issuance of
      common stock                                                800        141,500          487,796
    Compensation expense recognized for  receipt
      of contributed capital                                   50,000         90,000                -
    Compensation expense for common stock
      contributed to stock option plan                              -              -          287,976
    Compensation expense for issuance of common
      stock related to 1996 non-statutory stock
      option plan                                                   -              -        1,440,443
    Compensation expense recognized for conversion
      of preferred stock to common                                  -              -          264,425
    Accrued interest satisfied with common stock                    -         32,545           65,090
    Accrued interest satisfied with preferred stock                 -              -           59,554
 Changes in assets and liabilities:
    Accounts receivable                                          (840)      (265,172)      (2,633,578)
    Inventory                                                       -       (307,630)        (161,240)
    Prepaid expenses and other                                      -        (24,145)        (173,667)
    Accounts payable and accrued  expenses                     43,424        235,919        1,194,035
                                                        -------------- --------------   --------------

        Net cash used in operating activities                (353,397)    (1,120,751)      (5,118,532)
                                                        -------------- --------------   --------------

 Cash flows from investing activities:
    Purchase of property and equipment                        (13,300)       (19,840)        (562,190)
                                                        -------------- --------------   --------------
                                                              (13,200
        Net cash used in investing activities                 (13,300)       (19,840)        (562,190)
                                                        -------------- --------------   --------------





 Cash flows from financing activities:
    Issuance of common stock                                  700,000        400,000                -
    Issuance of common stock in public sale                         -              -       15,000,000
    Payment of stock issuance costs                                 -              -       (2,355,245)
    Issuance of common stock due to exercise
      of overallotment option                                       -              -          550,055

    Issuance of preferred stock                                     -              -        1,000,000
    Issuance of debt with detachable warrants                       -              -        1,500,000
    Exercise of options and warrants                                -              -            1,000
    Issuance of notes payable                                       -      1,300,000        1,250,000
    Issuance of notes payable to related parties                    -        454,351                -
    Principal payments on capitalized lease obligations             -         (7,011)         (43,843)
    Repayment of notes payable                                      -              -          (11,111)
    Repayment of notes payable to related parties             (20,412)             -       (1,644,144)
                                                        -------------- --------------   --------------
        Net cash provided by financing activities             679,588      2,147,340       15,246,712
                                                        -------------- --------------   --------------

 Net increase (decrease) in cash and cash equivalents         312,891      1,006,749        9,565,990

 Cash and cash equivalents at end of period                     8,745        321,636        1,328,385
                                                        -------------- --------------   --------------

 Cash and cash equivalents at beginning of period       $     321,636  $   1,328,385    $  10,894,375
                                                        ============== ==============   ==============

         The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                     STATEMENTS OF CASH FLOWS - (Continued)
                                    --------


                                                                           Year ended December 31,
                                                                     1994           1995            1996
                                                                 -------------- --------------  --------------
    Noncash investing and financing activities:
       Property and equipment acquired through capital leases    $           -  $   123,392     $      98,165
                                                                 ============== ==============  ==============
       Property and equipment acquired through the
         issuance of common stock                                $      50,000  $         -     $           -
                                                                 ============== ==============  ==============
       Retirement of fully depreciated property and equipment    $           -  $           -   $       5,405
                                                                 ============== ==============  ==============
       Issuance of common stock as compensation                  $         800  $   141,500     $           -
                                                                 ============== ==============  ==============
       Accrued interest satisfied with common stock              $           -  $    32,545     $      65,090
                                                                 ============== ==============  ==============
       Notes received for stock options exercised                $           -  $         -     $     287,400
                                                                 ============== ==============  ==============
       Consulting expense recognized by issuance of
         common stock                                            $           -  $         -     $      50,000
                                                                 ============== ==============  ==============
       Notes payable plus accrued interest satisfied with
         preferred stock                                         $           -  $         -     $   2,559,554
                                                                 ============== ==============  ==============
       Issuance of common stock to satisfy note payable
         to related party                                        $           -  $         -     $     330,000
                                                                 ============== ==============  ==============
       Issuance of common stock payment of licensing fee         $           -  $         -     $     849,173
                                                                 ============== ==============  ==============
       Conversion of preferred stock to common stock             $           -  $         -     $   3,559,554
                                                                 ============== ==============  ==============
       Repurchase of fractional shares of common
         stock related to the reverse stock split                $           -  $         -     $          81
                                                                 ============== ==============  ==============

    Supplemental cash flow disclosure:
       Cash paid for interest                                    $           -  $       182     $     133,042
                                                                 ============== ==============  ==============


         The accompanying notes are an integral part of these financial statements.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


  1.     NATURE OF BUSINESS

         V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet.

         The Company was originally incorporated in the State of Maryland on February 16, 1993 with the authorization to issue 5,666,666 shares of Common Stock. The Board of Directors authorized and the shareholders approved a ten-for-one stock split of the Company's Common Stock as of November 11, 1995 increasing authorized Common Stock to 13,333,333 shares. Effective February 7, 1996, the Company merged with a pre-existing corporation formed in Delaware. The Delaware corporation became the surviving corporation.

         In connection with its reincorporation, the Company increased the number of authorized shares of Common Stock from 13.3 million to 33.3 million and authorized 13.3 million shares of Preferred Stock. On June 12 and June 28, 1996, respectively, the Board of Directors authorized and the shareholders approved a two-for-three reverse stock split of the outstanding shares of the Company's Preferred and Common Stock, which was effective July 2, 1996. All references to Common Stock, Preferred Stock, options and per share data have been restated to give effect to both stock splits.


  2.     SIGNIFICANT ACCOUNTING POLICIES

              REVENUE RECOGNITION

              Revenues are generally recognized from the license of software upon shipment, net of allowances, provided that no significant vendor obligations remain. In addition, the Company often permits customers to evaluate products being considered for purchase, generally for a period up to 30 days, in which event the Company does not recognize revenues until the customer has accepted the

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


              product. Accordingly, the Company's revenue recognition policy does not necessarily correlate with the signing of a contract or the shipment of a product. Allowances for estimated future returns, credits and doubtful accounts are netted against accounts receivable. Service and training revenues are recognized as the services are performed.

              Maintenance and support revenues are recognized ratably over the contract term, typically one year. Payments received in advance of revenue recognition are included in deferred income.

              In some instances, the Company recognizes revenues from the sale of systems using the percentage of completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known.

              RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

              Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


              USE OF ESTIMATES

              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates and could impact future results of operations and cash flows.

              CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include time deposits with commercial banks used for temporary cash management purposes.

              INVENTORIES

              Inventories are valued at the lower of cost or market and consist primarily of computer equipment for sale on orders received from customers, items held for stock and training kits. Cost is determined based on specific identification.

              PROPERTY AND EQUIPMENT

              Office and computer equipment and furniture and fixtures are recorded at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over a useful life of the assets, generally three to seven years. Depreciation expense was $10,307, $24,623 and $101,818 for the years ended December 31, 1994, 1995 and 1996, respectively.

              Repairs and maintenance costs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss on such disposition is included in the determination of net income.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


              INCOME TAXES

              Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying presently enacted statutory tax rates, which are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in net income in the period that the tax rate is enacted.

              The Company provides a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

              COMPUTATION OF NET LOSS PER COMMON SHARE

              Primary net loss per common share has been computed based upon the weighted average number of common stock and common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of future exercise of common stock options. Pursuant to the rules of the Securities and Exchange Commission, common and common equivalent shares issued during the 12 months immediately preceding the date of the initial filing of the registration statement relating to the Company's initial public offering ("IPO") have been included in the calculation of common and common equivalent shares as if they were outstanding for the periods prior to the date of the initial public offering (using the treasury stock method and the public offering price of $5.00 per share).

              RISKS, UNCERTAINTIES AND CONCENTRATIONS

              The  preparation  of  financial   statements  in  conformity  with
              generally accepted  accounting  principles  requires management to

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows.

              Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash balances exceed federally insured amounts. The Company invests its cash primarily in money market funds with an international commercial bank. The Company had a balance in these funds of $1,175,279 and $10,875,652 as of December 31, 1995 and 1996, respectively. The Company has not experienced any losses to date on its invested cash.

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

              In 1994, two customers accounted for approximately 65% of total revenues, respectively. In 1995, three customers accounted for approximately 39% of total revenues. In 1996, two customers accounted for approximately 24% of total revenues.

              One customer accounted for 36% of total accounts receivable as of December 31, 1995. Three customers accounted for approximately 41% of total accounts receivable as of December 31, 1996.

              Fair Value of Financial Instruments:

              The carrying amounts of the Company's assets and liabilities approximate fair value due to either the short-term maturity of those financial instruments or their negotiated market terms.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              STOCK-BASED COMPENSATION

              In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123") Accounting for Stock-Based Compensation, which is effective for the Company's financial statements for fiscal years beginning after December 15, 1995. SFAS 123 allows companies to either account for stock-based compensation under the new provisions of SFAS 123 or under the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has continued to account for its stock-based compensation in accordance with the provisions of APB 25.

              RECLASSIFICATIONS

              Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current period.


  3.     INVENTORY

                      The Company has provided an allowance for potentially non-salable inventory in the amounts of $50,000 at December 31, 1995 and 1996.


  4.     NOTES PAYABLE

                      In October 1995, the Company entered into a $50,000 loan agreement with an international financial institution. The loan requires monthly payments of interest at a rate equal to the institution's prime lending rate for the first twelve months (8.25% as of December 31, 1996). In October 1996, the interest rate increased to 1.5% over prime (9.75% as of December 31, 1996). The Company is required to repay the loan through 36 monthly payments commencing May 1996. The loan is collateralized by the assets of the Company.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                      In both December 1995 and January 1996, the Company issued $1,250,000 in 7% uncollateralized promissory notes to fourteen individual investors. During April 1996, the principal and accrued interest was converted into shares of the Company's Series A Convertible Preferred Stock. (See Note 8.)

                      Maturities of notes payable as of December 31, 1996 are as follows:

                     1997               $16,667
                     1998                16,667
                     1999                 5,555
                                       --------
                                        $38,889
                                        =======


  5.     NOTES PAYABLE TO RELATED PARTIES

                      On May 15, 1995, Scientek Corporation, through Hai Hua Cheng, a director of the Company, invested $500,000 in the Company in consideration for ownership of 15% of the Company's outstanding Common Stock after giving effect to this issuance.

                      On June 1, 1995, the Company borrowed $330,000 from Scientek Corporation and issued a promissory note, bearing no interest, due June 1, 1996. The note was assigned to Hai Hua Cheng by Scientek Corporation. The terms of the note provided that, as further consideration for the loan, the Company would issue 153,333 shares of Common Stock to Mr. Cheng immediately after repayment of the loan. On June 12, 1996, in consideration for Mr. Cheng's agreement not to demand payment of the note until May 31, 1997, the Board of Directors authorized the Company to offer Mr. Cheng the option to receive Common Stock based on a $4.50 per share conversion price in lieu of cash in payment of the note. The Board reserved and authorized the issuance of 73,333 shares of Common Stock for this purpose. On June 28, 1996, the Company repaid the loan made by Mr. Cheng by issuing 226,666 shares of Common Stock to Mr. Cheng in full repayment of the note, including the 153,333 shares of Common Stock described above. In connection with this loan, the Company recognized interest expense of $56,954 and $40,681 during the years ended December 31, 1995 and 1996, respectively.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                      During December 1995, the Company's founder, President and Chief Executive Officer contributed 132,666 shares of the Company's Common Stock, of which 56,000 shares related to an anti-dilution agreement with Mr. Cheng. The remaining 76,666 shares were issued to Mr. Cheng in lieu of a portion of the accrued interest on the $330,000 note for the period from June 1, 1995 through December 31, 1995.

                      The Company's President and Chief Executive Officer, who is the majority shareholder, advanced the Company operating funds under three separate promissory notes which are updated on an annual basis. The notes bear interest at 8% and are due on demand. Following the consummation of the IPO, the Company repaid the outstanding balance of the notes and all accrued interest. The amount outstanding was $143,644 as of December 31, 1995.

                      During June 1996, the Company borrowed $1,500,000 and issued an 8% uncollateralized senior subordinated note due June 18, 2000, with 333,332 detachable warrants to purchase Common Stock. Of the original 333,332 detachable warrants, 266,666 were exercisable at $4.50 per share, and 66,666 were exercisable at $0.015 per share. Because the initial offering price per share of Common Stock in the IPO was less than $7.00, each share of Series A Stock was automatically converted into 1.20 shares of Common Stock and the 266,666 warrants were converted into 319,999 warrants exercisable at $3.75 per share. James
         F. Chen, the Company's founder, President, and Chief Executive Officer contributed 13,333 shares of Common Stock due to the increase in the Series A Stock's conversion ratio. The Company has allocated $1,201,000 and $299,000 to notes payable and additional paid-in capital, respectively, based upon the pro-rata fair market value of the instruments. As of December 31, 1996, the Company has amortized the entire $299,000 allocated to additional paid-in capital. Following the consummation of the IPO, the Company repaid the outstanding balance of the note and all accrued interest. The 66,666 detachable warrants with an exercise price of $0.015 were exercised on June 28, 1996, and the 319,999 detachable warrants with an exercise price of $3.75 remain outstanding at December 31, 1996.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


  6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following at December 31:



                                                 1995             1996
                                                 ----             ----

        Accounts payable                      $ 179,384        $  645,602
        Accrued payroll and vacation             10,000           172,299
        Accrued interest                         38,161            -
        Accrued IPO costs                                         139,679
        Accrued contract costs                                    155,000
        Accrued marketing costs                                    55,000
        Sales taxes payable                                       118,464
        Other accrued expenses                                     25,000
                                              ---------        ----------

                                              $ 227,545        $1,311,044
                                              =========        ==========

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



  7.  INCOME TAXES

                      The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31,


                                                    1995              1996
                                                    ----              ----
         Deferred tax assets (liabilities):
             Deferred income                    $    4,828      $     37,750
             Inventory allowance                    19,310            19,310
             Allowance for bad debts                 9,122            97,475
             Deferred rent                          20,453            30,230
             Non-deductible accruals                -                 93,993
             Stock-based employee
                compensation                        -                188,388
             Licensing fee                          -               (300,622)
             Net operating loss carryforward       635,215         2,894,848
                                                 ---------       -----------

             Total gross deferred tax asset        688,928         3,061,372
             Less valuation allowance             (688,928)       (3,061,372)
                                                 ---------       -----------

             Net deferred tax asset              $      -       $         -
                                                 ==========     =============

                      The net change in the valuation allowance from 1995 to 1996 is due principally to increases in net operating losses and the difference in the tax treatment for the acquisition of certain licensing rights. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. As of December 31, 1996, the Company had net operating loss carryforwards of approximately $7,496,000 for Federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin expiring from 2008 to 2011.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



  8.     SHAREHOLDERS' EQUITY

              COMMON STOCK

              On February 16, 1993, the Company was authorized to issue 5,666,666 shares of Common Stock, all one class, with no par value. On January 1, 1994, the Company amended the Articles of Incorporation to increase the authorized shares of Common Stock from 5,666,666 to 13,333,333 and establish a par value of $0.001 per share. Each holder of Common Stock has one vote for each share of Common Stock held and shall participate proportionately in the assets upon dissolution in accordance with their respective ownership.

              During February 1994, the Company's founder, President and Chief Executive Officer agreed to contribute 333,333 shares of the Company's Common Stock to the Company and the Company agreed to issue those shares of Common Stock to an employee at the then current fair market value of the shares, which equaled par value at that time, in consideration for services rendered to the Company by the employee. In connection with the Company's commitment to issue the 333,333 shares of Common Stock, the Company recorded compensation expense of $500 for the year ended December 31, 1994. The Company's founder, President and Chief Executive Officer contributed these shares to the Company in May 1995 and the Company issued such shares to the employee at that time.

              In October 1996, the Company completed an underwritten initial public offering of 3,000,000 shares of its common stock, at a public offering price of $5.00 per share (the "Offering"). The net proceeds from the Offering of approximately $12,645,000 were used to repay indebtedness outstanding under the Company's senior subordinated note and promissory notes due to the Company's President and Chief Executive Officer (See Note 5).

              In November 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock of which 117,791 shares were issued by the Company and 82,209 shares

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


              were  sold by  certain  shareholders,  for $5.00  per  share.  The
              Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

              STOCK SPLITS

              On November 11, 1995, the Board of Directors authorized and the shareholders approved a ten-for-one stock split of the outstanding shares of the Company's Common Stock. On June 12 and June 28, 1996, respectively, the Board of Directors authorized and the shareholders approved a two-for-three reverse stock split of the outstanding shares of the Company's Preferred and Common Stock, which was effective July 2, 1996. All references to Common Stock, Preferred Stock, options and per share data have been restated to give effect to both stock splits.

              STOCK OPTIONS PLANS

              The Company has the following three stock option plans: 1995 Non-Statutory Stock Option Plan, the 1996 Non-Statutory Stock Option Plan and the 1996 Incentive Stock Plan ("Plans"). The Plans were adopted to attract and retain key employees, directors, officers and consultants. The Plans are administered by a committee appointed by the Board of Directors ("Compensation Committee").

              1995 NON-STATUTORY STOCK OPTION PLAN

              The Compensation Committee determines the number of options granted to a key employee, the vesting period and the exercise price provided it is not below market value on the date of the grant for the 1995 Non-Statutory Stock Option Plan ("1995 Plan"). In most cases, the options vest over a two year period and terminate ten years from the date of grant. The 1995 Plan will terminate during May 2005 unless terminated earlier with the provisions of the 1995 Plan. On June 12, 1996, the Board of
              Directors determined that no further options would be granted under the 1995 Plan.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                     Option  activity  for  the  period  from  the  1995  Plan's inception to December 31, 1996 was as follows:

                                                   Shares         Price
                                                   ------         -----
              Balance as of December 31, 1994         -             -
                 Granted                           350,293    $0.4245-$2.505
                 Exercised                            -             -
                 Canceled                             -             -
                                                   -------

              Balance as of December 31, 1995      350,293    $0.4245-$2.505
                 Granted                             2,000        $4.50
                 Exercised                            -             -
                 Canceled                           (2,000)       $4.50
                                                   -------

              Balance as of December 31, 1996      350,293    $0.4245-$2.505
                                                   =======

              The Compensation Committee, which administers the 1995 Plan, was authorized by the Board of Directors to grant options for a total of 352,293 shares of Common Stock under the 1995 Plan. As of December 31, 1996, the Compensation Committee had granted a total of 352,293 options, of which 213,331 were issued at $0.4245 per share, 136,962 were issued at $2.505 per share and 2,000 were issued at $4.50 per share. As of December 31, 1995 and 1996, 44,445 and 229,087, respectively, of the options were vested and exercisable. As of December 31, 1996, the Company had no shares of Common Stock available for grant under the 1995 Plan.

              1996 NON-STATUTORY STOCK OPTION PLAN

              The Compensation Committee, which administers the 1996 Non-Statutory Stock Option Plan ("Non-Statutory Plan"), established the options price to be the fair market value of the stock on the date of grant. The options are not transferable, are subject to various restrictions outlined in the Non-Statutory Plan and must be exercised by December 31, 1996. During April 1996, the Company's founder, President and Chief Executive Officer

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              contributed 383,965 shares of Common Stock to the Company and the Company issued those shares to employees in connection with the exercise of stock options granted under the Non-Statutory Plan. The Company recognized compensation expense of $287,976 with a corresponding increase to additional paid-in capital to record this transaction.

              Option activity for the period from the Non-Statutory Plan's inception to December 31, 1996 was as follows:

                                                          Shares          Price
                                                          ------          -----
              Balance as of December 31, 1995               -               -
                 Granted                                  383,965        $0.75
                 Exercised                               (383,965)       $0.75
                 Canceled                                   -               -
                                                         --------

              Balance as of December 31, 1996               -               -
                                                         ========

              As of December 31, 1996, 383,965 options were granted under the Non-Statutory Plan. No additional options are available for grant under the plan. The options were exercised on April 22, 1996 at $0.75 a share in exchange for notes and par value in cash. The Company recognized $1,439,867 in compensation expense based upon the difference between the fair market value of $4.50 at the date of issuance and the exercise price of $0.75 per share. The notes are full recourse promissory notes bearing interest at 6% per annum and are collateralized by the stock issued upon exercise of the stock options. Principal and interest is payable in installments. Maturities range from April 1997 to April 2006. The Company has accounted for these notes as a reduction to shareholders' equity as of December 31, 1996.

              1996 INCENTIVE STOCK PLAN

              During June 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 Plan"), under which incentive stock options, non-qualified stock options and restricted share awards may be made to the Company's key employees, directors, officers and

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              consultants. Both incentive stock options and options that are not qualified under Section 422 of the Internal Revenue Code of 1986, as amended, ("Non-Qualified Options") are available under the 1996 Plan. The options are not transferable and are subject to various restrictions outlined in the 1996 Plan. The Compensation Committee, which administers the 1996 Plan, determines the number of options granted to a key employee, officer or consultant, the vesting period and the exercise price provided that it is not below market value. The 1996 Plan will terminate during June 2006 unless terminated earlier by the Board of Directors.

              The 1996 Plan also provides for the automatic grant of a Non-Qualified Option to purchase 6,666 shares of Common Stock to each new non-employee director. All options have a five year term and are exercisable on the date of grant. As of December 31, 1996, two of the Company's directors were eligible to participate in the 1996 Plan and each director was granted a Non-Qualified Option to purchase 6,666 shares of Common Stock.

              Option activity for the period from the 1996 Plan's inception to December 31, 1996 was as follows:

                                                              Incentive               Non-Qualified
                                                            Stock  Options            Stock Options
                                                         Shares       Price         Share        Price
                                                         ------       -----         -----        -----
              Balance as of December 31, 1995
                   Granted                               386,310   $4.50-$9.00     837,903     $3.75-$9.00
                   Exercised                              -         -               -           -
                   Canceled                              (41,476)  $4.50-$9.00     (29,066)          $3.75
                                                        --------                  --------

              Balance as of December 31, 1996            344,834   $4.50-$9.00     808,837     $3.75-$9.00
                                                         =======                   =======

              The Compensation Committee authorized the Board of Directors to grant options for a total of 2,333,333 shares of Common Stock under the 1996 Plan. As of December 31, 1996, the Compensation Committee had granted a total of 837,903 Non-Qualified Options, of

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              which 590,394 were issued at $3.75 per share, 155,509 were issued at $4.50 per share, 78,668 were issued at $5.00 per share and 13,332 were issued at $9.00 per share. Of the total 837,903 Non-Qualified Options, 486,447 are vested and exercisable as of December 31, 1996. The Compensation Committee had also granted 386,310 incentive stock options, of which 190,642 were issued at $4.50 per share, 175,000 were issued at $5.00, and 20,668 were issued at $9.00. Of the total 386,310 incentive stock options, 71,312 were vested and exercisable as of December 31, 1996. As of December 31, 1996, the Company had 1,179,662 shares of Common Stock available for grant under the 1996 Plan.

              The Company accounts for the fair value of its grants under the Plans in accordance with APB 25. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                  1995              1996
                                                  ----              ----
              Net loss
                 As reported                $1,122,011        $6,695,556
                 Pro forma                  $1,154,939        $9,509,366
              Loss per common share
                 As reported                     $0.12             $0.66
                 Pro forma                       $0.12             $0.93

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                     The fair value of each option is  estimated  on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1995 and 1996, respectively: dividend yield of 0%, expected volatility of 43%, risk-free interest rate of 6.2% and 6.5% and expected terms of 3.0 and 3.4 years, respectively.

              A summary of the status of the Plans is presented below:

                                                                 Year ended December 31,
                                                            1995                     1996
                                                    -----------------------  ---------------------
                                                                  Weighted                Weighted
                                                                  Average                 Average
                                                                  Exercise                Exercise
                                                    Shares         Price     Shares        Price
                                                    ------         -----     ------        -----
              Options outstanding beginning
                 of period                           -              -        350,293       $1.238
              Options exercised                      -              -       (383,965)      $0.75
              Options canceled                       -              -        (72,542)      $5.480
              Options granted                       350,293        $1.238  1,610,178       $2.438
              Options outstanding end
                 of period                          350,293        $1.239  1,503,964       $2.433
              Options exercisable at end
                 of period                           44,445        $0.425    786,846       $3.118
              Weighted-average fair value
                 of options granted
                 during the period                   -             $0.094     -            $1.758


              As  of  December  31,  1996,   the  weighted   average   remaining
              contractual  life of the options that range from $3.75 to $9.00 is
              7.1 years.

              As of December 31, 1995 and 1996, the pro forma tax effects under SFAS 109 would include an increase to both the deferred tax asset and the valuation allowance of $12,700 and $1,086,700, respectively, and no impact to the statement of operations.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



              SERIES A CONVERTIBLE PREFERRED STOCK

              During April and May, 1996, the Board of Directors authorized the issuance of 791,011 shares of Series A Stock with a par value of $0.001. On April 15, 1996, the Company repaid the full amount of the 7% uncollateralized promissory notes outstanding, including accrued interest, to seven of the investors who participated in the December 1995 and January 1996 note offering, by issuing shares of the Company's Series A Stock, at a price of $4.50 per share. The Company paid cash to each of these investors in an amount equal to the value of any fractional shares of Series A Stock that would otherwise have been transferred to such investors. In addition, the Company permitted the seven investors to purchase an additional 222,222 shares of Series A Stock at a price of $4.50 per share. Of the remaining seven investors, two transferred their notes to one of the other remaining investors. The remaining five investors exchanged their notes, including the transferred notes, for shares of the Company's Series A Stock on May 24, 1996, also at a price of $4.50 per share. A total of 791,011 shares of Series A Stock were issued on May 24, 1996.

              In connection with the IPO, each share of Series A Stock automatically converted into 1.20 shares of Common Stock. The 791,011 shares of Series A Stock were converted into 949,209 shares of Common Stock. James F. Chen, the Company's founder, President and Chief Executive Officer, contributed 39,552 shares of Common Stock, to the Company due to the increase in the Series A Stock's conversion ratio, because the initial offering price per share of Common Stock in the IPO was less that $7.00.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



  9.  COMMITMENTS

         LEASES

                      The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 1996 are as follows:

                                                        Operating     Capital
                                                        ---------     -------

               1997                                       $371,317     $ 82,388
               1998                                        714,684       49,682
               1999                                        734,457       40,038
               2000                                        747,870       36,357
               2001                                        621,417       36,357
               thereafter                                  870,235        7,364
                                                         ---------     --------

               Total minimum payments                   $4,059,980      215,829
                                                        ==========

               Interest                                                 (38,115)
                                                                       --------
               Present value of capital lease
                    obligations                                         177,714
               Less:  current portion                                   (65,232)
                                                                       --------
               Capital lease obligations non-current                   $112,482
                                                                       ========

                      Rent expense was $12,366,  $92,785 and  $258,607,  for the years ended December 31, 1994, 1995 and 1996, respectively.

                      In March 1997, the Company entered into an operating lease agreement for new office space. Payments under the lease will commence on or about July 1, 1997 and will continue through the initial lease term of six years. The Company was required to pay a security deposit of $370,000, a portion of which will be returned to the Company at the end of each lease year.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



                      The cost and accumulated depreciation of assets under capital leases were as follows as of December 31:

                                                       1995           1996
                                                       ----           ----

                   Furniture                        $     8,752    $   8,752
                   Computers and equipment              114,640      209,725
                                                     ----------     --------
                                                        123,392      218,477
                   Accumulated depreciation              (3,192)     (34,221)
                                                    -----------    ---------
                                                    $   120,200     $184,256
                                                    ===========     ========

              LICENSE AGREEMENTS

              In 1994, the Company entered into two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. One of the agreements requires the Company to pay fees based on product and subscription sales for any product using the licensed technology. The other agreement provides for payment of fees based upon gross revenues of the Company. This latter agreement also gives the other party ("Licensor") the right to forfeit future licensing fees in exchange for 2% of the Company's outstanding voting stock, after giving effect to the issuance. The Licensor elected to receive voting stock in May 1996. In October 1996, the Company issued 188,705 shares of Common Stock to the Licensor. The fair market value of the stock issued is recorded as an asset by the Company and is being amortized over the period of its estimated useful life, 3 years. The Company incurred expenses totaling $0, $110,860 and $135,779 relating to these agreements in 1994, 1995 and 1996, respectively.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



  10.    FINANCING

                      The Company has incurred net losses of $457,088, $1,122,011 and $6,695,556, for the years ended December 31, 1994, 1995 and 1996. Management considers the Company's current working capital position sufficient to cover operating losses over their next operating cycle. Management has historically been successful in obtaining outside financing to meet obligations and funding working capital requirements as they come due. Most recently, the Company closed on several transactions that provided additional cash flow. These are summarized below.

                      During June 1996, the Company borrowed $1,500,000 and issued an 8% uncollateralized senior subordinated note due June 18, 2000, with 333,332 detachable warrants to purchase Common Stock. (See Notes 4 and 5.)

                      The Company also raised an additional $999,999 by issuing 222,222 shares of Series A Stock at $4.50 per share. During June 1996, the Company signed a software license contract with a customer for $2,000,000, with payment terms of $750,000 to be received during 1996 and the remaining $1,250,000 to be paid over the remaining contract period.

                      During October 1996, the Company successfully consummated an IPO. Net proceeds to the Company were approximately $12,645,000, a portion of which was used to repay the senior subordinated note and promissory notes to the President and Chief Executive Officer.

                      In November 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock of which 117,791 shares were issued by the Company and 82,209 shares were purchased from selling shareholders, for $5.00 per share. The Company did not receive any of the proceeds from the sale of shares by the selling shareholders.

                               V-ONE CORPORATION
                         NOTES TO FINANCIAL STATEMENTS



  11.    Quarterly Results of Operations (Unaudited)


                                             First            Seconded            Third           Fourth
                                            Quarter            Quarter           Quarter          Quarter
                                         ---------------   ----------------   --------------- -----------------
            1995

Net revenues                             $      150,257    $       218,961    $      356,021  $      378,262
Gross profit                                     97,667            140,401           230,539         257,735
Net loss                                       (154,791)          (245,136)          (60,536)       (661,548)
Net loss per share                                (0.02)             (0.03)            (0.01)          (0.07)

            1996

Net revenues                             $    1,021,811    $     1,354,576    $    1,720,543  $    2,169,219
Gross profit                                    699,813            876,023         1,205,105       1,459,589
Net loss                                       (994,660)        (3,393,401)         (977,514)     (1,329,978)
Net loss per share                                (0.10)             (0.34)            (0.11)          (0.11)



Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 15, 1997.

                                    PART IV.

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signatures to this report.

(b)  Exhibits

The following exhibits are filed as part of this report:


Number                      Description
3.1                Amended and Restated Certificate of Incorporation as of July 2, 1996*
3.2                Amended and Restated Bylaws dated as of February 6, 1997
3.3                Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series A
                   Convertible Preferred Stock dated September 9, 1996*
9.1                Voting Trust Agreement between Hai Hua Cheng and James F. Chen, Trustee*
9.2                Voting Trust Agreement between Robert Zupnik and James F. Chen, Trustee*
9.3                Voting Trust Agreement between Dennis Winson and James F. Chen, Trustee*
10.1               Employment Agreement between V-ONE and James F. Chen dated as of June 12, 1996*
10.2               V-ONE 1995 Non-Statutory Stock Option Plan*
10.3               V-ONE 1996 Non-Statutory Stock Option Plan*
10.4               V-ONE 1996 Incentive Stock Plan*
10.5               Software License Agreement between Trusted Information Systems, Inc. ("TIS") and V-ONE executed
                   October 6, 1994*
10.6               First Amendment to the Software License Agreement between TIS and V-ONE*
10.7               Second Amendment to the Software License Agreement between TIS and V-ONE*
10.8               Third Amendment to the Software License Agreement between TIS and V-ONE*
10.9               Fourth Amendment to the Software License Agreement between TIS and V-ONE*
10.10              OEM Master License Agreement between RSA Data Security, Inc. ("RSA") and V-ONE dated December
                   30, 1994 and Amendment  Number One to the OEM Master  License Agreement  between RSA and V-ONE*
10.11              Amendment  Number Two to the OEM Master License Agreement between RSA and V-ONE and Conversion
                   Agreement dated May 23, 1996*
10.12              Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996*
10.13              Form of Exchange and Purchase Agreement dated April 1996*
10.14              Registration Rights Agreement between V-ONE and JMI Equity Fund II, L.P. ("JMI")*
10.15              8% Senior Subordinated Note due June 18, 2000 issued by V-ONE to JMI*
10.16              Warrant to Purchase 100,000 shares of Common Stock (now 66,666 shares of Common Stock) Issued by
                   V-ONE to JMI*
10.17              Warrant to Purchase 400,000 shares of Common Stock (now 319,999 shares of Common Stock) Issued by V-One to JMI*
10.18              Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996*
11                 Computation of Primary and Fully Diluted Loss Per Share
23.1               Consent of Coopers & Lybrand L.L.P.
27                 Financial Data Schedule for the year ended December 31, 1996


-------------------------------------------------------------------------------------------------------------------
*        The information required by this exhibit is incorporated herein by reference to the
         Company's Registration Statement and Form S-1 (No. 333-06535).


No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     V-ONE Corporation

Date: March 28, 1997                                 By: /S/   James F. Chen
                                                        --------------------
                                                         James F. Chen
                                                         President and Chief
                                                         Executive Officer


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below as of March 28, 1997 by the following persons on behalf of the registrant and in the capacities indicated.


Signature                           Title                                       Date

/S/  James F. Chen                  President, Chief Executive
-------------------------           Officer and Director                        March 28, 1997

/s/  Charles B. Griffis             Senior Vice President, Chief
------------------------            Financial Officer and Treasurer             March 28, 1997

/S/  Charles C. Chen                Director*                                   March 28, 1997
------------------------

/S/  Hai Hua Cheng                  Director*                                   March 28, 1997
-------------------------

/S/  Harry S. Gruner                Director*                                   March 28, 1997
-------------------------

/S/  William E. Odom                Director*                                   March 28, 1997
-------------------------

*By:  James F. Chen
    -----------------
    Attorney-in-fact


                                V-ONE CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



                                                                           Page
                                                                           ----

Financial Statement Schedules:

Schedule II       Valuation and Qualifying Accounts and Reserves            F-2

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                V-ONE CORPORATION
             (For the years ended December 31, 1994, 1994 and 1996)


                                                                Additions
                                                Balance at      Charged to                     Balance at
                                               Beginning of     Costs and                     End of Period
                Description                       Period         Expenses       Deductions

ALLOWANCE FOR DOUBTFUL ACCOUNTS
   December 31, 1994                            $        ---    $        ---    $        ---   $        ---
   December 31, 1995                                     ---          23,620             ---         23,620
   December 31, 1996                                  23,620         228,775             ---        252,395
DEFERRED TAX ASSET VALUATION ALLOWANCE
   December 31, 1994                                     ---         165,804             ---        165,804
   December 31, 1995                                 165,804         340,489             ---        506,293
   December 31, 1996                                 506,293       2,555,079             ---      3,061,372
ALLOWANCE FOR NON-SALABLE INVENTORY
   December 31, 1994                                     ---             ---             ---            ---
   December 31, 1995                                     ---          50,000             ---         50,000
   December 31, 1996                                  50,000             ---             ---         50,000


