Form 10-Q
period 1997-03-31
V ONE CORP/ DE
filed 1997-05-13
CIK 1008946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---          OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997

                                       OR

        ---       TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                                  ------------    ------------------

                           Commission File No. 0-21511
        -----------------------------------------------------------------

                                V-ONE Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                              52-1953278
          -------------------------------               ---------------
          (State or other jurisdiction of               (I.R.S. Employer
          incorporation or organization)                Identification No.)

   1803 Research Boulevard - Suite 305, Rockville, Maryland         20850
  ----------------------------------------------------------       -------
       (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code (301) 838-8900
                                                          --------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                      Yes  X      No
                                                          ---         ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at May 12, 1997
            -----                                ---------------------------
Common Stock, $0.001 par value                          12,803,045 shares

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I.    FINANCIAL INFORMATION                                         3

Item 1.    Financial Statements                                          3

           Balance Sheets as of March 31, 1997 (unaudited) and           3
           December 31, 1996

           Statements of Operations for the three months ended           4
           March 31, 1997 (unaudited) and March 31, 1996

           Statements of Cash Flows for the three months ended           5
           March 31, 1997 (unaudited) and March 31, 1996

           Notes to the Financial Statements (unaudited)                 6

Item 2     Management's Discussion and Analysis of Financial             7
           Condition and Results of Operations

PART II.   OTHER INFORMATION                                             9

           Signatures                                                    10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                V-ONE CORPORATION
                                 BALANCE SHEETS


                                                                                March 31,      December 31,
                                                                                   1997            1996
                                                                               (unaudited)
                                                                              -------------    -------------
  ASSETS
  Current assets:
           Cash and cash equivalents                                          $  7,989,356     $ 10,894,375
           Accounts receivable, net                                              3,450,841        2,647,195
           Inventory, net                                                          397,345          418,870
           Prepaid expenses and other current assets                               391,919          173,411
                                                                              ------------     ------------
                    Total current assets                                        12,229,461       14,133,851
                                                                              ------------     ------------

  Property and equipment:
           Office and computer equipment                                           928,109          790,373
           Furniture and fixtures                                                  102,114           98,579
                                                                              ------------     ------------
                                                                                 1,030,223          888,952
  Less accumulated depreciation                                                   (185,092)        (132,365)
                                                                              ------------     ------------
                                                                                   845,131          756,587
  Licensing fee, net                                                               707,645          778,409
  Other assets                                                                     691,649           28,568
                                                                              ------------     ------------
                    Total assets                                              $ 14,473,886     $ 15,697,415
                                                                              ============     ============

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
           Accounts payable and accrued expenses                              $    845,328     $  1,311,044
           Deferred income                                                         148,398           97,748
           Notes payable - current                                                  16,667           16,667
           Capital lease obligations - current                                      59,394           65,232
                                                                              ------------     ------------
                    Total current liabilities                                    1,069,787        1,490,691

  Notes payable - noncurrent                                                        18,056           22,222
  Deferred rent                                                                     73,759           78,275
  Capital lease obligations - noncurrent                                           101,285          112,482
                                                                              ------------     ------------
                    Total liabilities                                            1,262,887        1,703,670
                                                                              ------------     ------------

  Commitments and contingencies

  Shareholders' equity
  Common stock, $0.001 par value; 33,333,333 shares authorized;
         12,664,723 and 12,658,347 shares issued and outstanding,
         as of March 31, 1997 and December 31, 1996, respectively                   12,665           12,658
         Additional paid-in capital                                             22,618,942       22,608,866
         Notes receivable from sales of Common Stock                              (209,010)        (287,400)
         Accumulated deficit                                                    (9,211,598)      (8,340,379)
                                                                              ------------     ------------
                    Total shareholders' equity                                  13,210,999       13,993,745
                                                                              ------------     ------------
                    Total liabilities and shareholders' equity                $ 14,473,886     $ 15,697,415
                                                                              ============     ============

The accompanying notes are an integral part of these financial statements

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                       Three months     Three months
                                           ended            ended
                                      March 31, 1997   March 31, 1996
                                       (unaudited)
                                    ----------------   ----------------

Revenues:
         Products                      $  2,276,180     $    981,642
         Consulting and services            137,835           40,169
                                       ------------     ------------

         Total revenues                   2,414,015        1,021,811
                                       ------------     ------------

Cost of revenues:
         Products                           539,960          310,693
         Consulting and services             21,344           11,306
                                       ------------     ------------

         Total cost of revenues             561,304          321,999
                                       ------------     ------------

 Gross profit                             1,852,711          699,812
                                       ------------     ------------

Operating expenses:
         Sales and marketing              1,455,391          709,110
         General and administrative         770,466          592,967
         Research and development           613,323          310,951
                                       ------------     ------------

         Total operating expenses         2,839,180        1,613,028
                                       ------------     ------------

Operating loss                             (986,469)        (913,216)
                                       ------------     ------------

Other (expense) income:
         Interest expense                      (792)        (104,935)
         Interest income                    116,042           23,491
                                       ------------     ------------

         Total other expenses               115,250          (81,444)
                                       ------------     ------------

Net loss                               $   (871,219)    $   (994,660)
                                       ============     ============

Net loss per common share              $      (0.07)    $      (0.10)
                                       ============     ============

Weighted average shares outstanding
                                         12,663,731        9,856,043
                                       ============     ============


The  accompanying  notes are an  integral  part of these financial statements.


                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                            Three months     Three months
                                                                ended            ended
                                                           March 31, 1997   March 31, 1996
                                                             (unaudited)
                                                           ---------------- ----------------
Cash flows from operating activities:
Net loss                                                  $   (871,219)    $   (994,660)
Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts receivable               --             76,380
         Provision for obsolete inventory                       10,700             --
         Depreciation and amortization                         123,491           12,000
Changes in assets and liabilities:
         Accounts receivable                                  (803,646)        (691,837)
         Inventory                                              10,825           66,001
         Prepaid expenses and other                           (631,589)         (55,087)
         Accounts payable and accrued expenses                (419,582)         621,345
                                                          ------------     ------------

Net cash used in operating activities                       (2,581,020)        (965,858)
                                                          ------------     ------------

Cash flows from investing activities:

         Purchase of property and equipment                   (141,271)        (155,436)
         Investment                                           (250,000)            --
         Collection of notes receivable relating to
               1996 Non-Statutory Option Plan                   78,390             --
                                                          ------------     ------------
Net cash used in investing activities                         (312,881)        (155,436)
                                                          ------------     ------------

Cash flows from financing activities:
         Exercise of options and warrants                       10,083             --
         Issuance of notes payable                                --          1,250,000
         Issuance of notes payable to related parties             --               (720)
         Principal payments on capitalized lease               (17,035)         (10,228)
               obligations
         Repayment of notes payable                             (4,166)            --
                                                          ------------     ------------
   Net cash provided by (used in) financing activities         (11,118)       2,147,340
                                                          ------------     ------------

Net increase (decrease) in cash and cash                    (2,905,019)       1,006,749
equivalents

Cash and cash equivalents at beginning of period            10,894,375          321,636
                                                          ------------     ------------

Cash and cash equivalents at end of period                $  7,989,356     $  1,328,385
                                                          ============     ============


The  accompanying  notes  are an  integral  part of  these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The financial statements for the three months ended March 31, 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly present the results for the interim periods. The financial statements for the three months ended March 31, 1996 are audited. These financial statements should be read in conjunction with the audited financial statements and notes as of December 31, 1995 and 1996 and the three years ended December 31, 1996 which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

2.       Computation of Net Loss Per Common and Common Equivalent Share

Net loss per share is computed based upon the weighted average number of shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options, warrants and redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date on June 21, 1996 of the Registration Statement on Form S-1 relating to the Company's initial public offering ("IPO") have been included in the calculation as if they were outstanding for all periods prior to the date of the IPO, even if the common equivalent shares were anti-dilutive. The common equivalent shares for stock options were determined using the treasury stock method at the IPO price of $5.00 per share. The redeemable convertible preferred stock was included on an as-if converted basis in accordance with SAB No. 83. Fully diluted net loss per common share is the same as primary.

In February 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standard No. 128, Earnings per Share ("FAS 128"). FAS 128 will have no impact on the financial statements when adopted.

3.       Subsequent Events

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

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. Readers are also referred to the documents filed by V-ONE Corporation with the SEC, specifically the Company's Registration Statement on Form S-1, as amended, and the Company's Form 10-K for its most recently completed fiscal year, which identify important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUE

Total revenues increased from approximately $1,022,000 for the three months ended March 31, 1996 to approximately $2,414,000 for the three months ended March 31, 1997. This increase was principally attributable to increased sales of the Company's network security products. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $982,000 for the three months ended March 31, 1996 to approximately $2,276,000 for the three months ended March 31, 1997. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $40,000 for the three months ended March 31, 1996 to approximately $138,000 for the three months ended March 31, 1997.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 32% and 23% for the three months ended March 31, 1996 and 1997, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from approximately $311,000 for the three months ended March 31, 1996 to approximately $540,000 for the three months ended March 31, 1997. Cost of product revenues as a percentage of product revenues was approximately 32% and 24% for the three months ended March 31, 1996 and 1997, respectively. The dollar increase and percentage decrease were primarily attributable to an increase in revenues from increased sales and marketing efforts combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $11,000 for the three months ended March 31, 1996 to approximately $21,000 for the three months ended March 31, 1997. Cost of consulting and services revenues as a percentage of consulting and services revenues was 28% and 15% for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in 1997 was attributable to increased staffing to support consulting and services. The percentage decrease was principally due to allocation over a larger revenue base.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $709,000 for the three months ended March 31, 1996 to approximately $1,455,000 for the three months ended March 31, 1997. Sales and marketing expenses as a percentage of total revenues were approximately 69% and 60% for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in 1997 was principally due to increased personnel and higher levels of sales and marketing efforts. The percentage decrease was due to allocation over a larger revenue base. Sales and marketing expenses can be expected to increase in the future in the aggregate as a result of the Company's increased sales and marketing efforts.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $593,000 for the three months ended March 31, 1996 to approximately $770,000 for the three months ended March 31, 1997. General and administrative expenses as a percentage of total revenues were approximately 58% and 32% for the three months ended March 31, 1996 and 1997, respectively. The dollar increase in 1997 was principally due to increased staffing levels, additional travel expense, amortization of goodwill and increased professional fees. The percentage decrease was due to allocation over a larger revenue base. The Company anticipates that general and administrative expenses will increase in future periods.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $311,000 for the three months ended March 31, 1996 to approximately $613,000 for the three months ended March 31, 1997. Research and development expenses as a percentage of total revenues were approximately 30%
and 25% for the three months ended March 31, 1996 and 1997, respectively. The dollar increase for the three months ending March 31, 1997 was primarily due to increases in the number of personnel associated with the Company's product development efforts. The percentage decrease was primarily due to allocation over a larger revenue base. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income increased from approximately $23,000 for the three months ended March 31, 1996 to approximately $116,000 for the three months ended March 31, 1997. The increase was attributable to interest earned on cash and cash equivalents related to the investment of the net proceeds of the IPO. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense decreased from approximately $105,000 for the three months ended March 31, 1996 to approximately $1,000 for the three months ended March 31, 1997. The decrease was due to the repayment of debt with a portion of the net proceeds from the IPO.

Income Taxes -- The Company did not incur income tax expenses for the three months ended March 31, 1996 and 1997, respectively and for the years ended December 31, 1996, 1995 and 1994 as a result of the net losses incurred during these periods.

The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual transactions; the length of the Company's sales cycle; changes in the Company's quarterly budgets; the level of sales and marketing, research and development and administrative expenses; and general economic conditions. For example, the Company made significant sales during the latter part of the second quarter of 1996, and a significant portion of those sales were not collected until the third quarter of 1996. As a result, the Company's accounts receivable during the second quarter of 1996 increased to an amount greater than its revenues for that period. This pattern was followed in subsequent quarters of 1996 and the first quarter of 1997 and may continue in subsequent quarters of 1997.

Operating results for a given period could be disproportionately affected by any shortfall in expected revenues. In addition, fluctuation in revenues from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, a small variation in the timing of recognition of revenues can cause significant variations in operating results from quarter to quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $966,000 and $2,581,000 for the three months ended March 31, 1996 and 1997, respectively. Cash used in operating activities for the three months ended March 31, 1997 was principally a result of net losses and increases in accounts receivable, prepaid expenses and other assets and a decrease in accounts payable, which were partially offset by depreciation. In March 1997, the Company made a security deposit of $370,000 in connection with a lease for new premises, as described in the Company's Form 10-K for the year ended December 31, 1996.

Capital expenditures for property and equipment were approximately $155,000 and $141,000 for the three months ended March 31, 1996 and 1997, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment, office furniture and leasehold improvements in 1997. In the three months ended March 31, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus
J. Ranum, the Company's Chief Scientist.

During the first quarter of 1996, the Company raised $1.25 million from the sale of 7% unsecured promissory notes. In April and May 1996, the Company exchanged all of the 7% unsecured promissory notes for Series A Convertible Preferred Stock ("Series A Stock"). Upon consumation of the IPO, each share of Series A Stock automatically converted into 1.20 shares of Common Stock.

As of March 31, 1997, the Company had an accumulated deficit of approximately $9,212,000. The Company currently expects to incur net losses over the next several quarters as a result of greater operating expenses incurred to fund research and development and to increase its and sales and marketing efforts. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that it will be able to continue to expense all development costs as incurred.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarter period ended March 31, 1997

Exhibit 11 - Computation of Net Loss per Share
Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION

                                Registrant



Date:  May 12, 1997              By:  /s/ Charles B. Griffis
                                          -------------------------------

                                          Name:    Charles B. Griffis

                                          Title:   Senior Vice President, Chief
                                                   Financial Officer and
                                                   Treasurer

                                          (Duly authorized officer and Principal
                                          Financial and Accounting Officer)