Form 10-Q
period 1997-06-30
V ONE CORP/ DE
filed 1997-08-14
CIK 1008946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
 ---                      OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997

                                       OR

---                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
                    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                                  ------------    -------------

                     Commission File No. 0-21511
      ----------------------------------------------------------------

                          V-ONE Corporation
      ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                              52-1953278
            -------------------------------           ---------------
         (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)              Identification No.)

     20250 Century Boulevard - Suite 300, Germantown, Maryland   20874
     --------------------------------------------------------  ----------
          (Address of principal executive offices)             (Zip Code)

    Registrant's telephone number, including area code (301) 515-5200
                                                       --------------

 Former address: 1803 Research Boulevard - Suite 305, Rockville, Maryland 20850
 -----------------------------------------------------------------------------
      (Former name, former address and former fiscal year if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X   No
                                       ---      ---

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at August 12, 1997
         -----                              --------------------------------
Common Stock, $0.001 par value                       12,976,367 shares

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION                                              3

Item 1.    Financial Statements                                               3

           Balance Sheets as of December 31, 1996 and June 30,
           1997 (unaudited)                                                   3

           Statements of Operations for the three months ended
           June 30, 1996 (unaudited) and 1997 (unaudited) and six
           months ended June 30, 1996 and 1997 (unaudited)                    4

           Statements of Cash Flows for the six months ended June             5
           30, 1996 and 1997 (unaudited)

           Notes to the Financial Statements (unaudited)                      6

Item 2     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                7

PART II.   OTHER INFORMATION                                                  11

           Signatures                                                         12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                                 BALANCE SHEETS


                                                                                          June 30,
                                                                    December 31,            1997
                                                                        1996             (unaudited)
                                                                 -----------------    -----------------

ASSETS

Current assets:
         Cash and cash equivalents                               $   10,894,375       $    6,379,520
         Accounts receivable, net                                     2,647,195            3,676,550
         Inventory, net                                                 418,870              390,793
         Prepaid expenses and other current assets                      173,411              200,932
                                                                 -----------------    -----------------
                  Total current assets                               14,133,851           10,647,795
                                                                 -----------------    -----------------

Property and equipment:
         Office and computer equipment                                  790,373            1,282,673
         Furniture and fixtures                                          98,579              118,458
                                                                 -----------------    -----------------
                                                                        888,952            1,401,131
Less accumulated depreciation                                          (132,365)            (259,805)
                                                                 -----------------    -----------------
                                                                        756,587            1,141,326
Licensing fee, net                                                      778,409              636,881
Deposits and other assets                                                28,568              691,649
                                                                 -----------------    -----------------
                  Total assets                                   $   15,697,415       $   13,117,651
                                                                 =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                   $    1,311,044       $    1,682,623
         Deferred income                                                 97,748              152,734
         Notes payable - current                                         16,667               16,667
         Capital lease obligations - current                             65,232               97,565
                                                                 -----------------    -----------------
                  Total current liabilities                           1,490,691            1,949,589
                                                                 -----------------    -----------------
Notes payable - noncurrent                                               22,222               13,894
Deferred rent                                                            78,275               73,759
Capital lease obligations - noncurrent                                  112,482              312,339
                                                                 -----------------    -----------------
                  Total liabilities                                   1,703,670            2,349,581
                                                                 -----------------    -----------------
Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized;
         12,658,347 and 12,884,040 shares issued and
         outstanding,
         as of December 31, 1996 and June 30, 1997, respectively         12,658               12,884
         Additional paid-in capital                                  22,608,866           23,278,747
         Notes receivable from sales of Common Stock                   (287,400)            (162,471)
         Accumulated deficit                                         (8,340,379)         (12,361,090)
                                                                 -----------------    -----------------
                  Total shareholders' equity                         13,993,745           10,768,070
                                                                 -----------------    -----------------
                  Total liabilities and shareholders' equity     $   15,697,415       $   13,117,651
                                                                 =================    =================


   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                      For the            For the
                                                   three months       three months                             For the six
                                                       ended              ended              For the six       months ended
                                                     June 30,           June 30,            months ended         June 30,
                                                       1996               1997                June 30,             1997
                                                    (unaudited)        (unaudited)              1996            (unaudited)
                                                  ----------------- ------------------   -----------------  -----------------
Revenues:
         Products                                 $    1,302,402    $     2,013,848      $     2,284,044    $    4,290,028
         Consulting and services                          52,174            120,733               92,343           258,568
                                                  ----------------- ------------------   -----------------  -----------------
         Total revenues                                1,354,576          2,134,581            2,376,387         4,548,596
                                                  ----------------- ------------------   -----------------  -----------------
Cost of revenues:
         Products                                        462,636            307,899              773,329           847,859
         Consulting and services                          15,916             10,943               27,222            32,287
                                                  ----------------- ------------------   -----------------  -----------------
         Total cost of revenues                          478,552            318,842              800,551           880,146
                                                  ----------------- ------------------   -----------------  -----------------
Gross profit                                             876,024          1,815,739            1,575,836         3,668,450
                                                  ----------------- ------------------   -----------------  -----------------
Operating expenses:
         Sales and marketing                             963,327          2,345,044            1,672,437         3,800,435
         General and administrative                    2,756,547          1,077,447            3,349,513         1,847,913
         Research and development                        393,357            840,625              704,309         1,453,948
         Restructuring charge                                  -            800,000                    -           800,000
                                                  ----------------- ------------------   -----------------  -----------------
         Total operating expenses                      4,113,231          5,063,116            5,726,259         7,902,296
                                                  ----------------- ------------------   -----------------  -----------------
Operating loss                                        (3,237,207)        (3,247,377)          (4,150,423)       (4,233,846)
                                                  ----------------- ------------------   -----------------  -----------------
Other (expense) income:
         Interest expense                               (176,091)            (3,714)            (281,026)           (4,506)
         Interest income                                  19,896            101,599               43,388           217,641
                                                  ----------------- ------------------   -----------------  -----------------
         Total other (expense) income                   (156,195)            97,885             (237,638)          213,135
                                                  ----------------- ------------------   -----------------  -----------------
Net loss                                          $   (3,393,402)   $    (3,149,492)     $    (4,388,061)   $   (4,020,711)
                                                  ================= ==================   =================  =================
Net loss per common share                         $        (0.34)   $         (0.25)     $         (0.44)   $        (0.32)
                                                  ================= ==================   =================  =================
Weighted average shares outstanding                    9,880,716         12,796,615            9,874,849        12,730,540
                                                  ================= ==================   =================  =================

   The accompanying notes are an integral part of these financial statements.


                                                   V-ONE CORPORATION
                                               STATEMENTS OF CASH FLOWS

                                                                                      For the Six
                                                                 For the Six          Months Ended
                                                                 Months Ended           June 30,
                                                                   June 30,               1997
                                                                     1996             (Unaudited)
                                                             -------------------   ------------------
Cash flows from operating activities:
Net loss                                                     $     (4,388,061)     $     (4,020,711)
Adjustments to reconcile net loss to net cash used in
   operating activities:
         Provision for doubtful accounts receivable                   149,185               550,680
         Provision for obsolete inventory                                   -                12,700
         Depreciation and amortization                                 37,931               268,968
         Interest expense on accretion of note payable                109,837                     -
         Consulting expensed satisfied by issuance of
            Common Stock                                               10,903                     -
         Compensation expense satisfied by issuance of
            Common Stock                                              487,796                     -
         Compensation expense recognized for Common
            Stock contributed to stock option plan                    287,976                     -
         Compensation expense for issuance of Common
            Stock related to 1996 Non-Statutory Stock               1,439,867                     -
            Option Plan
         Accrued interest satisfied with Common Stock                  65,090                     -
         Accrued interest satisfied with Preferred Stock               59,554                     -
Changes in assets and liabilities:
         Accounts receivable                                       (1,462,240)           (1,580,035)
         Inventory                                                    (45,825)               15,377
         Prepaid expenses, deposit and other assets                  (633,697)             (437,601)
         Accounts payable and accrued expenses                      1,561,641               422,049
                                                             -------------------   ------------------
Net cash used in operating activities                              (2,320,043)           (4,768,573)
                                                             -------------------   ------------------
Cash flows from investing activities:
         Purchase of property and equipment                          (221,890)             (242,625)
         Investment                                                         -              (250,000)
         Collection of notes receivable relating to 1996
            Non-Statutory Option Plan                                       -                92,020
                                                             -------------------   ------------------
Net cash used in investing activities                                (221,890)             (400,605)
                                                             -------------------   ------------------
Cash flows from financing activities:
         Issuance of Common Stock                                           -                     -
         Issuance of Preferred Stock                                1,000,000                     -
         Issuance of debt with detachable warrants                  1,500,000                     -
         Exercise of options and warrants                               1,576               700,015
         Issuance of notes payable                                  1,250,000                     -
         Principal payments on capitalized lease obligations          (29,181)              (37,364)
         Repayment of notes payable                                    (1,689)               (8,328)
         Repayment of notes payable to related parties                 (5,839)                    -
                                                             -------------------   ------------------
Net cash provided by financing activities                           3,714,867               654,323
                                                             -------------------   ------------------
Net increase (decrease) in cash and cash equivalents                1,172,934            (4,514,855)

Cash and cash equivalents at beginning of period                    1,328,385            10,894,375
                                                             -------------------   ------------------
Cash and cash equivalents at end of period                   $      2,501,319      $      6,379,520
                                                             ===================   ==================



   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.       Basis of Presentation

The financial statements for the three and six months ended June 30, 1997 and the three months ended June 30, 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly present the results for the interim periods. The financial statements for the six months ended June 30, 1996 are audited. These financial statements should be read in conjunction with the audited financial statements and notes as of December 31, 1995 and 1996 and the three years ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

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

3.       Subsequent Events

In July 1997, the Company moved its principle office to Germantown, Maryland. The six year operating lease agreement is for new office space of approximately 28,312 square feet. The Company was required to pay a security deposit of $370,000, a portion of which will be returned to the Company at the end of each lease year. The terms of the lease include escalating rent payments over the life of the lease.

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

RESULTS OF OPERATIONS

REVENUE

Total revenues increased by 57.6 percent to approximately $2,135,000 for the second quarter of 1997 up from $1,355,000 in the same period of 1996. For the six months ended June 30, 1997, total revenues increased 91.4 percent to $4,549,000 from $2,376,000 in the same period of 1996. The increase resulted from higher revenue in both products and consulting and services revenue. Product revenues were $2,014,000 and $4,290,000 for the quarter and six months ended June 30, 1997, respectively, an increase of 54.6 and 87.8 percent over the same periods in 1996, and was principally attributable to increased sales of the Company's SmartGate network security product. Consulting and services revenues were $121,000 and $259,000 for the quarter and six months ended June 30, 1997, respectively, an increase of 131.4 and 180.0 percent over the same periods in 1996, and reflects the increase for services complementary to the Company's products, including consulting, maintenance and training.

For the second quarter of 1997, one international reseller accounted for approximately 49 percent of the quarter's recognized revenue.

COST OF REVENUES

Total cost of revenues as a percentage  of total  revenues  decreased  from 35.3 percent for the second quarter of 1996 to 14.9 percent in the same period of 1997. Total cost of revenues as a percentage of total revenues also decreased in the six months ended June 30, 1997 to 19.3 percent from 33.7 percent in the same period of 1996. Total cost of revenues was approximately $479,000 for the second quarter of 1996 compared with $319,000 in 1997. The dollar and percentage decrease were primarily attributable to an increase in the proportion of sales from software licenses as compared to turnkey hardware sales. Total cost of revenues was approximately $801,000 for the six months ended June 30, 1996 compared with $880,000 for the same period in 1997. The dollar increase and percentage decrease were primarily attributable to increased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

Cost of product revenues as a percentage of product revenues decreased from 35.5 percent for the second quarter of 1996 to 15.3 percent in the same period of 1997. Cost of product revenues as a percentage of product revenues also decreased in the six months ended June 30, 1997 to 19.8 percent from 33.9 percent in the same period of 1996. Cost of product revenues was approximately $463,000 for the second quarter of 1996 compared with $308,000 in same period of 1997. Total cost of product revenues was approximately $773,000 for the six months ended June 30, 1996 compared with $848,000 for the same period in the same period of 1997. The dollar and percentage decrease in the second quarter of 1997 were primarily attributable to an increase in the proportion of sales from software licenses as compared to turnkey hardware sales. The dollar increase and percentage decrease for the six month period ended June 30, 1997 were primarily attributable to increased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

Cost of consulting and services revenues as a percentage of consulting and services revenues decreased from 30.5 percent for the second quarter of 1996 to
9.1 percent in the same period of 1997. Cost of consulting and services revenues as a percentage of consulting and services revenues also decreased in the six months ended June 30, 1997 to 12.5 percent from 29.5 percent in the same period of 1996. Cost of consulting and services revenues were approximately $16,000 for the second quarter of 1996 compared with $11,000 in the same period of 1997. Total cost of consulting and services revenues was approximately $27,000 for the six months ended June 30, 1996 compared with $32,000 for the same period of 1997. The dollar and percentage decrease in the second quarter of 1996 were primarily attributable to lower costs related to software maintenance. The dollar increase and percentage decrease for the six months ended June 30, 1997 were primarily attributable to increased consulting and service revenues and lower costs related to software maintenance.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased by 143.4 percent to approximately $2,345,000 in the second quarter of 1997 up from approximately $963,000 in the same period of 1996. Sales and marketing expenses also increased in the six month period ending June 30, 1997 to approximately $3,800,000 up from approximately $1,672,000 in the same period of 1996. As a percentage of total revenue, expenses were 109.9 and 83.6 percent, respectively, for the three month and six month periods ended June 30, 1997 compared to 71.1 and 70.4 percent, respectively, in the comparable periods of 1996. The dollar and percentage increase in 1997 was principally due to increased personnel, higher levels of sales and marketing efforts and a charge of approximately $551,000 for bad debt expense. Sales and marketing expenses are expected to decrease over the next two quarters as a result of reductions in the Company's workforce and the Company's shift in its sales and marketing effort toward a channel distribution strategy. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased by 60.9 percent to approximately $1,077,000 in the second quarter of 1997 down from approximately $2,757,000 in the same period of 1996. General and administrative expenses also decreased in the six month period ending June 30, 1997 to approximately $1,848,000 down from approximately $3,350,000 in the same period of 1996. As a percentage of revenue, expenses were 50.5 and 40.6 percent for the three and six month periods ended June 30, 1997 compared to 203.5 and 140.9 percent in the comparable periods of 1996. The dollar and percentage decrease in 1997 was principally due to the recording of approximately $2,515,000 of non-cash compensation expense in the six month period ended June 30, 1996 relating to the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the 1996 Incentive Stock Option Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James F. Chen, the Company's founder, President and Chief Executive Officer, and warrants to purchase 66,666 shares of Common Stock issued to JMI Equity Fund II, L.P. ("JMI") at an exercise price of $0.015 per share. Included in the expenses for the second quarter of 1997 is approximately $250,000 of legal expenses related to patent, trademark and intellectual property work. General and administrative expenses are expected to decrease over the next two quarters as a result of reductions in the Company's workforce and the Company's shift in its sales and marketing effort toward a channel distribution strategy. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk

Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Research and Development -- Research and development consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 113.7 percent to approximately $841,000 in the second quarter of 1997 up from approximately $393,000 in the same period of 1996. Research and development also increased in the six month period ending June 30, 1997 to approximately $1,454,000 up from approximately $704,000 in the same period of 1996. As a percentage of total revenue, expenses were 39.4 and
32.0 percent for the three month and six month periods ended June 30, 1997 compared to 29.0 and 29.6 percent in 1996. The dollar and percentage increase was primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development may vary as a percentage of total revenues.

Restructuring Charge -- Restructuring charge expense consist of the costs associated with the Company's shift in its sales and marketing efforts toward a channel distribution strategy. Accordingly, the Company recognized in the second quarter of 1997 a restructuring charge of $800,000, comprised of $400,000 relating certain marketing expenses and $400,000 relating to the reductions in the Company's workforce. The Company anticipates the restructuring to be completed by the end of 1997. No restructuring charge was incurred for the second quarter of 1996 or for the six months ended June 30, 1996.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income increased to approximately $102,000 for the second quarter of 1997 from approximately $20,000 for the same period of 1996. The increase was attributable to interest earned on cash and cash equivalents related to the investment of the net proceeds of the IPO. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense decreased to approximately $4,000 for the second quarter of 1997 from approximately $176,000 for the same period of 1996. The decrease was due to the repayment of debt with a portion of the net proceeds from the IPO.

Income Taxes -- The Company did not incur income tax expenses for the three and six month periods ended June 30, 1997 and 1996, respectively, and for the years ended December 31, 1996, 1995 and 1994 as a result of the net losses incurred during these periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $4,769,000 and $2,320,000 for the six months ended June 30, 1997 and 1996, respectively. Cash used in operating activities for the six months ended June 30, 1997 was principally a result of net losses and increases in accounts receivable and prepaid expenses, which were partially offset by depreciation and amortization, an increase in accounts payable and accrued expenses and the provision for doubtful accounts.

Capital expenditures for property and equipment were approximately $243,000 and $222,000 for the six months ended June 30, 1997 and 1996, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment and office furniture and to make additional leasehold improvements in 1997. In the six months ended June 30, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus J. Ranum, the Company's Chief Scientist.

Financing activities include cash received of approximately $690,000 from the exercise of stock options during the second quarter of 1997. Also in the second quarter of 1997, the Company received 6,020 shares of Common Stock as payment for stock options issued under the 1996 Non-Statutory Stock Option Plan. The Company retired the 6,020 shares of Common Stock. During the first quarter of 1996, the Company raised $1.25 million from the sale of 7% unsecured promissory notes. In April and May 1996, the Company exchanged all of the 7% unsecured promissory notes for Series A Convertible Preferred Stock ("Series A Stock"). In addition, in April 1996, the Company raised approximately $1,000,000 by selling an additional 222,222 shares of Series A Stock at $4.50 per share. Upon consummation of the IPO, each share of Series A Stock automatically converted into 1.20 shares of Common Stock. In June 1996, the Company raised an additional $1,500,000 by issuing to JMI an 8% unsecured senior subordinated note with detachable warrants to purchase 386,665 shares of Common Stock. Of the 386,665 detachable warrants, 319,999 are exerciseable at $3.75 per share and 66,666 were exercised at $0.015 per share on June 28, 1996.

As of June 30, 1997, the Company had an accumulated deficit of approximately $12,361,000. The Company may incur net losses over the next several quarters despite an anticipated reduction in operating expenses. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that it will be able to continue to expense all development costs as incurred.

OUTLOOK

General and administrative costs have increased significantly since the Company's date of inception and the Company expects such costs may increase in the future. The Company intends, however, to adjust its level of expenditure for sales and marketing, general and administrative and research and development expenses so that the levels are consistent with the Company's revenue stream. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through June 30, 1998. The statements in this paragraph are forward-looking statements. Actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

In July 1997, the Company entered into reseller agreements with a Japanese reseller (ASCII Network Technology, Inc. ("ASCII")) and a European reseller (Internet Solutions Limited ("ISL"), the parent company of SmartWare Ltd.). Each of these agreements are multi-year distribution agreements and give the reseller exclusive distribution rights for the Company's products in Japan and Western Europe, respectively. The Company and ASCII project $10 million in SmartGate NT sales in the next 24 months. In order to maintain its exclusive distribution arrangement, ISL has agreed to purchase a total of $15 million in the Company's products, $7 million in 1997 and 1998 ($1.6 million of which is included in revenues as of June 30, 1997) and an additional $8 million in 1999. The agreement with ACSII does not provide for minimum purchases of the Company's products by such reseller. The reseller agreements are terminable by both parties upon material breach of the other party's obligations under the reseller agreement or upon thirty days' written notice to the other party. The projection in this paragraph is based on current expectations and is a forward-looking statement. Actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item
1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In particular, please note the following risk factors in such section: "Dependence on the Internet and Intranets," "Risks Associated with the Emerging Network Security Market," "Dependence on Principal Products; Uncertainty of Product Acceptance," "Risk of Errors or Failures; Product Liability Risks," "Changes in Technology and Industry Standards; Risk of New Product Introduction," "Evolving Distribution Channels," "Long Sales Cycle; Seasonality" and "International Sales."

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

On May 15, 1997, the following items were voted on at the Annual Meeting of stockholders:


      PROPOSAL                                                           BROKER
                                         FOR       AGAINST   ABSTAIN   NON-VOTES

1.    To elect Harry S. Gruner as a
      director to serve for a
      three-year term expiring at
      the Annual Meeting held in
      the year 2000 or until his
      successor has been elected
      and qualified                    11,337,662      10,800         0      N/A

2.    To ratify the appointment of
      Coopers & Lybrand L.L.P.,
      independent public
      accountants, as the auditors
      of the Company for the year
      ending December 31, 1997         11,064,086     180,076       900      N/A


The Company's Restated Certificate of Incorporation provides for a classified Board of Directors. The terms of the Board of Directors are: Class I (Harry S. Gruner) will expire at the annual meeting of shareholders to be held in 2000, Class II (Charles C. Chen and Hai Hua Cheng) will expire at the annual meeting of shareholders to be held in 1998, and Class III (James F. Chen and William E.
Odom) will expire at the annual meeting of shareholders to be held in 1999.

Item 5. Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarter period ended June 30, 1997

Exhibit 10.1 - Lease Agreement Dated March 24, 1997 Between Bellemead Development Corporation and V-ONE Corporation
Exhibit 11 - Computation of Net Loss per Share
Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

None

                                            Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION

                               Registrant


Date:     August 14, 1997        By:  /S/     CHARLES B. GRIFFIS
                                     -------------------------------
                                     Name:    Charles B. Griffis
                                     Title:   Senior Vice President, Chief
                                              Financial Officer and Treasurer

                                     (Duly authorized officer and Principal
                                     Financial and Accounting Officer)