Form 10-Q
period 1997-09-30
V ONE CORP/ DE
filed 1997-11-14
CIK 1008946

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    (Mark One)

         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        ---           OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       OR

        ---        TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        For the transition period from            to
                                                      ------------- ------------

                           Commission File No. 0-21511
        -----------------------------------------------------------------

                                V-ONE Corporation
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                          52-1953278
-------------------------------                        --------------------
(State or other jurisdiction of                          I.R.S. Employer
incorporation or organization)                         Identification No.)

20250 Century Boulevard - Suite 300, Germantown, Maryland        20874
---------------------------------------------------------        -----
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
                                       Yes  /X/      No  / /

        Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at November 12, 1997
------------------------------              --------------------------------
Common Stock, $0.001 par value                      13,070,235 shares

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX


                                                                     PAGE NO.



PART I.           FINANCIAL INFORMATION                                  3

Item 1.           Financial Statements                                   3

                  Balance Sheets as of September 30, 1997
                  (unaudited) and December 31, 1996                      3

                  Statements of Operations for the three
                  months ended September 30, 1997 (unaudited)
                  and 1996 (unaudited) and nine months ended             4
                  September 30, 1997 (unaudited) and 1996
                  (unaudited)

                  Statements of Cash Flows for the nine months           5
                  ended September 30, 1997 (unaudited) and
                  1996 (unaudited)

                  Notes to the Financial Statements (unaudited)          7

Item 2            Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8

Item 3            Quantitative and Qualitative Disclosures              12
                  about Market Risk

PART II.          OTHER INFORMATION                                     13

                  Signatures                                            14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                V-ONE CORPORATION
                                 BALANCE SHEETS

                                                       September 30,     December 31,
                                                           1997              1996
                                                        (unaudited)
                                                       ---------------   --------------
ASSETS
Current assets:
        Cash and cash equivalents                      $  3,972,323      $ 10,894,375
        Accounts receivable, net                          5,287,256         2,647,195
        Inventory, net                                      341,542           418,870
        Prepaid expenses and other current assets           141,601           173,411
                                                       ---------------   --------------
               Total current assets                       9,742,722        14,133,851
                                                       ---------------   --------------
Property and equipment:
        Office and computer equipment                     1,473,012           790,373
        Furniture and fixtures                              108,459            98,579
                                                       ---------------   --------------
                                                          1,581,471           888,952
Less accumulated depreciation                              (325,440)         (132,365)
                                                       ---------------   --------------
                                                          1,256,031           756,587
Licensing fee, net                                          609,198           778,409
Deposits and other assets                                   640,690            28,568
                                                       ---------------   --------------

               Total assets                            $ 12,248,641      $ 15,697,415
                                                       ===============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses          $    901,853      $  1,311,044
        Deferred income                                     245,751            97,748
        Notes payable - current                              16,667            16,667
        Capital lease obligations - current                  51,086            65,232
                                                       ---------------   --------------
               Total current liabilities                  1,215,357         1,490,691
                                                       ---------------   --------------
Notes payable - noncurrent                                   13,889            22,222
Deferred rent                                                36,879            78,275
Capital lease obligations - noncurrent                      296,956           112,482
                                                       ---------------   --------------
               Total liabilities                          1,563,081         1,703,670
                                                       ---------------   --------------
Commitments and contingencies

Shareholders' equity:
Common stock, $0.001 par value; 33,333,333 shares
     authorized;
        13,005,275 and 12,658,347 shares issued and
        outstanding, as of September 30, 1997
        and December 31, 1996, respectively                  13,005            12,658
        Additional paid-in capital                       23,633,298        22,608,866
        Notes receivable from sales of Common Stock        (166,011)         (287,400)
        Accumulated deficit                             (12,794,732)       (8,340,379)
                                                       ---------------   --------------
               Total shareholders' equity                10,685,560        13,993,745
                                                       ---------------   --------------
               Total liabilities and shareholders'
                    equity                             $ 12,248,641      $ 15,697,415
                                                       ===============   ==============

   The accompanying notes are an integral part of these financial statements.



                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS


                                        For the Three     For the Three      For the Nine      For the Nine
                                        Months Ended      Months Ended       Months Ended      Months Ended
                                        September 30,     September 30,      September 30,     September 30,
                                            1997              1996               1997              1996
                                         (unaudited)       (unaudited)        (unaudited)       (unaudited)
                                        -------------     -------------      ------------      -------------
Revenues:
        Products                         $  2,639,337      $  1,578,620      $  6,929,365      $  3,862,664
        Consulting and services               125,015           141,923           383,583           234,266
                                         ------------      ------------      ------------      ------------

        Total revenues                      2,764,352         1,720,543         7,312,948         4,096,930
                                         ------------      ------------      ------------      ------------

Cost of revenues:
        Products                              666,231           503,484         1,514,088         1,276,813
        Consulting and services                27,745            11,954            60,033            39,176
                                         ------------      ------------      ------------      ------------

        Total cost of revenues                693,976           515,438         1,574,121         1,315,989
                                         ------------      ------------      ------------      ------------

Gross profit                                2,070,376         1,205,105         5,738,827         2,780,941
                                         ------------      ------------      ------------      ------------

Operating expenses:
        Sales and marketing                 1,334,930           898,543         5,135,365         2,570,981
        General and administrative            583,446           507,079         2,431,358         3,856,594
        Research and development              658,563           607,305         2,112,512         1,311,613
        Restructuring charge                       --                --           800,000                --
                                         ------------      ------------      ------------      ------------

        Total operating expenses            2,576,939         2,012,927        10,479,235         7,739,188
                                         ------------      ------------      ------------      ------------

Operating loss                               (506,563)         (807,822)       (4,740,408)       (4,958,247)
                                         ------------      ------------      ------------      ------------

Other (expense) income:
        Interest expense                         (742)         (191,723)           (5,248)         (472,749)
        Interest income                        73,662            22,031           291,303            65,418
                                         ------------      ------------      ------------      ------------

        Total other (expense) income           72,920          (169,692)          286,055          (407,331)
                                         ------------      ------------      ------------      ------------

Net loss                                 $   (433,643)     $   (977,514)     $ (4,454,353)     $ (5,365,578)
                                         ============      ============      ============      ============

Net loss per common share                $      (0.03)     $      (0.11)     $      (0.35)     $      (0.63)
                                         ============      ============      ============      ============

Weighted average shares outstanding        12,956,924         8,644,232        12,806,831         8,547,223
                                         ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                               For the Nine     For the Nine
                                                               Months Ended     Months Ended
                                                               September 30,    September 30,
                                                                   1997             1996
                                                                (Unaudited)      (Unaudited)
                                                              --------------  ---------------

Cash flows from operating activities:
Net loss                                                      $ (4,454,353)   $ (5,365,578)
Adjustments to reconcile net loss to net cash
     used in operating activities:
        Provision for doubtful accounts receivable                 767,280         214,185
        Provision for obsolete inventory                            62,700              --
        Depreciation and amortization                              362,286          55,701
        Interest expense on accretion of note payable                   --         299,000
        Consulting expensed satisfied by
             issuance of Common Stock                                   --          34,738
        Compensation expense satisfied by
             issuance of Common Stock                                   --         487,796
        Compensation expense recognized for
             Common Stock contributed to stock option plan              --         287,976
        Compensation expense for issuance of
             Common Stock related to 1996 Non-Statutory
             Stock Option Plan                                          --       1,439,867
        Accrued interest satisfied with Common Stock                    --          65,090
        Accrued interest satisfied with Preferred Stock                 --          59,554
Changes in assets and liabilities:
        Accounts receivable                                     (3,407,341)     (1,659,299)
        Inventory                                                   14,628         (35,660)
        Prepaid expenses, deposit and other assets                (330,312)       (128,976)
        Accounts payable and accrued expenses                     (302,584)      1,871,679
                                                              ------------    ------------

Net cash used in operating activities                           (7,287,696)     (2,373,927)
                                                              ------------    ------------

Cash flows from investing activities:
        Purchase of property and equipment                        (459,430)       (425,545)
        Investment in unconsolidated affiliate                    (250,000)             --
        Collection of notes receivable relating
             to 1996 Non-Statutory Option Plan                      88,480              --
                                                              ------------    ------------
Net cash used in investing activities                             (620,950)       (425,545)
                                                              ------------    ------------

Cash flows from financing activities:
        Issuance of Common Stock                                        --              --
        Issuance of Preferred Stock                                     --       1,000,000
        Issuance of debt with detachable warrants                       --       1,500,000
        Exercise of options and warrants                         1,057,688           1,576
        Issuance of notes payable                                       --       1,250,000
        Issuance in Deferred Financing Cost                             --      (1,239,164)
        Principal payments on capitalized lease obligations        (62,761)        (27,273)
        Repayment of notes payable                                  (8,333)         (6,947)
        Repayment of notes payable to related parties                   --         (42,344)
                                                              ------------    ------------






Net cash provided by financing activities                          986,594       2,435,848
                                                              ------------    ------------

Net increase (decrease) in cash and cash equivalents            (6,922,052)       (363,624)

Cash and cash equivalents at beginning of period                10,894,375       1,328,385
                                                              ------------    ------------

Cash and cash equivalents at end of period                    $  3,972,323    $    964,761
                                                              ============    ============


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

1.      Basis of Presentation

The financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to fairly present the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements and notes as of December 31, 1995 and 1996 and the three years ended December 31, 1996, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results expected for the full year ending December 31, 1997.

2.      Computation of Net Loss Per Common and Common Equivalent Share

Net loss per share is computed based upon the weighted average number of shares and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive. In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares and other potentially dilutive instruments (including stock options, warrants and redeemable convertible preferred stock) issued during the twelve month period prior to the initial filing date on June 21, 1996 of the Registration Statement on Form S-1 relating to the Company's initial public offering ("IPO") have been included in the calculation as if they were outstanding for all periods prior to the date of the IPO, even if the common equivalent shares were anti-dilutive. The common equivalent shares for stock options were determined using the treasury stock method at the IPO price of $5.00 per share. The redeemable convertible preferred stock was included on an as-if-converted basis in accordance with SAB No. 83. Fully diluted net loss per common share is the same as primary.

For reporting periods ending after December 15, 1997, the Company will be required to report earnings per share in accordance with Statement of Financial Accounting Standard No. 128, "Earnings per Share". The Company's basic and diluted net loss per share for the three and nine months ended September 30, 1997 would have been the same as primary net loss per share for the three and nine months ended September 30, 1997.

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

OVERVIEW

V-ONE Corporation ("V-ONE" or the "Company") was organized as a Maryland corporation in February 1993 and reincorporated in Delaware in February 1996. V-ONE develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. Beginning in the third quarter of 1997, the Company has been focusing its sales efforts toward a channel distribution strategy and its technological efforts toward Multi-Access Virtual Private Network ("MA-VPN") technology. MA-VPN communicates across multiple communications layers of the Network OSI Model to create a secured, virtual link enabling the use of business applications over an open network environment. MA-VPN distinguishes itself from basic VPN technologies in its ability to analyze data at multiple levels of the protocol stack and apply pre-defined rules so as to provide optimal performance. The Company is currently focusing its marketing efforts toward differentiating the Company as a MA-VPN solution provider.

RESULTS OF OPERATIONS

REVENUE

Total revenues increased by 60.7 percent to approximately $2,764,000 for the third quarter of 1997 up from approximately $1,721,000 in the same period of 1996. For the nine months ended September 30, 1997, total revenues increased
78.5 percent to $7,313,000 from $4,097,000 in the same period of 1996. The increase resulted mainly from higher product revenues. Product revenues were approximately $2,639,000 and $6,929,000 for the quarter and nine months ended September 30, 1997, respectively, an increase of 67.2 and 79.4 percent over the same periods in 1996. The increases were principally attributable to increased sales of the Company's SmartWall and SmartGate network security products. During the nine months ended September 30, 1997, the Company has increased the number of resellers for its products. During the third quarter of 1997, the Company saw an increase in orders for its turnkey SmartWall product, primarily from the government sector, as the U.S. Government completed its fiscal year. Please refer to Item 1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Consulting and services revenues were approximately $125,000 and $384,000 for the quarter and nine months ended September 30, 1997, respectively, a decrease of 11.9 percent as compared to the quarter ended September 30, 1996 and an increase of 63.7 percent as compared to the nine months ended September 30, 1996. The percent decrease in the third quarter reflects the Company's allocation of technical personnel to pre-sales product support. The percent increase for the nine months reflects the increase in sales of services related to the Company's products, including consulting, maintenance, and training.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from 30.0 percent for the third quarter of 1996 to 25.1 percent in the same period of 1997. Total cost of revenues as a percentage of total revenues also decreased in the nine months ended September 30, 1997 to 21.5 percent from 32.1 percent in the same period of 1996. Total cost of revenues was approximately $515,000 for the third quarter of 1996 compared with $694,000 in the same period of 1997. Total cost of revenues was approximately $1,316,000 for the nine months ended September 30, 1996 compared with $1,574,000 for the same period in 1997. The dollar increases and percentage decreases for the three and nine month periods were primarily attributable to increased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales for the comparable period.

Cost of product revenues as a percentage of product revenues decreased from 31.9 percent for the third quarter of 1996 to 25.2 percent in the same period of 1997. Cost of product revenues as a percentage of product revenues also decreased in the nine months ended September 30, 1997 to 21.9 percent from 33.1 percent in the same period of 1996. Cost of product revenues was approximately $503,000 for the third quarter of 1996 compared with approximately $666,000 in same period of 1997. Cost of product revenues was approximately $1,277,000 for the nine months ended September 30, 1996 compared with approximately $1,514,000 for the same period in the same period of 1997. The dollar increase and percentage decrease for the three and nine month periods ended September 30, 1997 were primarily attributable to increased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales for the comparable period. Cost of product revenues was adversely affected in the third quarter of 1997 due to the increased sale of turnkey systems in the quarter as compared to other quarters in 1997.

Cost of consulting and services revenues as a percentage of consulting and services revenues increased from 8.4 percent for the third quarter of 1996 to
22.2 percent in the same period of 1997. Cost of consulting and services revenues as a percentage of consulting and services revenues decreased in the nine months ended September 30, 1997 to 15.7 percent from 16.7 percent in the same period of 1996. Cost of consulting and services revenues were approximately $12,000 for the third quarter of 1996 compared with $28,000 in the same period of 1997. Total cost of consulting and services revenues was approximately $39,000 for the nine months ended September 30, 1996 compared with approximately $60,000 for the same period of 1997. The dollar and percentage increases in the third quarter of 1997 were primarily attributable to higher costs related to software maintenance. The dollar increase and percentage decrease for the nine months ended September 30, 1997 were primarily attributable to increased consulting and service revenues.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions, and trade shows. Sales and marketing expenses increased by 48.6 percent to approximately $1,335,000 in the third quarter of 1997 up from approximately $899,000 in the same period of 1996. Sales and marketing expenses also increased in the nine month period ending September 30, 1997 to approximately $5,135,000 up from approximately $2,571,000 in the same period of 1996. As a percentage of total revenue, expenses were 48.3 and 70.2 percent, respectively, for the three month and nine month periods ended September 30, 1997 compared to 52.2 and 62.8 percent, respectively, in the comparable periods of 1996. The dollar increase and percentage decrease in the third quarter of 1997 was principally due to higher levels of sales and marketing efforts as the Company focuses its efforts toward a channel distribution strategy distributed over a larger sales revenues base. The dollar increase and percentage increase in the nine months ended September 30, 1997 was principally due to increased sales and marketing efforts and the recognition of approximately $565,000 for bad debt expense. Sales and marketing expenses are expected to decrease modestly over the next quarter as a result of reductions in the Company's workforce and the Company's shift in its sales and marketing effort toward a channel distribution strategy. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management, and administrative personnel and facilities expenses. General and administrative expenses increased by 15.1 percent to approximately $583,000 in the third quarter of 1997 up from approximately $507,000 in the same period of 1996. General and administrative expenses decreased in the nine month period ending September 30, 1997 to approximately $2,431,000 down from approximately $3,857,000 in the same period of 1996. As a percentage of revenue, expenses were 21.1 and 33.2 percent for the three and nine month periods ended September 30, 1997 compared to 29.5 and 94.1 percent in the comparable periods of 1996. The dollar increase and percentage decrease for the third quarter of 1997 was principally due to higher personnel and facilities expenses allocated over a larger revenue base. The dollar and percentage decreases for the nine months ended September 30, 1997 were principally due to the recording of approximately $2,515,000 of non-cash compensation expense in the nine month period ended September 30, 1996 relating to the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the 1996 Incentive Stock Option Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James F. Chen, the Company's founder, President and Chief Executive Officer, and warrants to purchase 66,666 shares of Common Stock issued to JMI Equity Fund II, L.P. ("JMI") at an exercise price of $0.015 per share. General and administrative expenses are expected to decrease modestly over the next quarter as a result of reductions in the Company's workforce and the Company's shift in its sales and marketing effort toward a channel distribution strategy. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Research and Development -- Research and development consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 8.4 percent to approximately $659,000 in the third quarter of 1997 up from approximately $607,000 in the same period of 1996. Research and development also increased in the nine month period ending September 30, 1997 to approximately $2,113,000 up from approximately $1,312,000 in the same period of 1996. As a percentage of total revenue, research and development expenses were 23.8 and 28.9 percent for the three month and nine month periods ended September 30, 1997 compared to 35.3 and 32.0 percent in 1996. The dollar increase was primarily due to increases in the number of personnel associated with the Company's product development efforts. The percentage decrease was primarily attributable to allocation over a larger revenue base. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development.

Restructuring Charge -- Restructuring charge expense consist of the costs associated with the Company's shift in its sales and marketing efforts toward a channel distribution strategy. Accordingly, the Company recognized in the second quarter of 1997 a restructuring charge of $800,000, comprised of $400,000 relating to certain marketing expenses and $400,000 relating to reductions in the Company's workforce. The Company anticipates the restructuring and its associated expenses to be completed by the end of 1997. No restructuring charge was incurred for the third quarter of 1997 and 1996 or for the nine months ended September 30, 1996.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents, and marketable securities. Interest income increased to approximately $74,000 for the third quarter of 1997 from approximately $22,000 for the same period of 1996. The increase was attributable to interest earned on cash and cash equivalents related to the investment of the net proceeds of the IPO. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense decreased to approximately $1,000 for the third quarter of 1997 from approximately $192,000 for the same period of 1996. The decrease was due to the repayment of debt with a portion of the net proceeds from the IPO.

Income Taxes -- The Company did not incur income tax expenses for the three and nine month periods ended September 30, 1997 and 1996, respectively, and for the years ended December 31, 1996, 1995 and 1994 as a result of the net losses incurred during these periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $7,288,000 and $2,374,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in cash used in operating activities for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 was principally a result of net losses, increases in accounts receivable, increases in prepaid expenses and decreases in accounts payable, and accrued expenses, which were partially offset by depreciation and amortization, and provisions for doubtful accounts and obsolete inventory.

The Company's net accounts receivable balance increased to approximately $5,287,000 at September 30, 1997 from $2,647,000 at December 31, 1996. This increase was primarily due to increased sales in the latter part of the third quarter and accumulated accounts receivable from prior quarters, offset by the write off of approximately $767,000 of accounts receivable balances. The Company is increasing its efforts to collect outstanding accounts receivable balances. However, there can be no assurance that the Company will be able to collect all outstanding accounts receivables. In such event, the Company may have to write off any accounts receivables it deems as being uncollectable.

Capital expenditures for property and equipment were approximately $459,000 and $426,000 for the nine months ended September 30, 1997 and 1996, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment and office furniture and to make additional leasehold improvements in 1997. In the nine months ended September 30, 1997, the Company paid a security deposit of $370,000 as part of the six year operating lease agreement for its principle office in Germantown, Maryland and made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus
J. Ranum, the Company's Chief Scientist.

Financing activities include cash received of approximately $1,058,000 from the exercise of stock options for the nine month period ending September 30, 1997. Also in the second quarter of 1997, the Company received 6,020 shares of Common Stock as payment for stock options issued under the 1996 Non-Statutory Stock Option Plan. The Company retired the 6,020 shares of Common Stock. During the first quarter of 1996, the Company raised $1.25 million from the sale of 7% unsecured promissory notes. In April and May 1996, the Company exchanged all of the 7% unsecured promissory notes for Series A Convertible Preferred Stock ("Series A Stock"). In addition, in April 1996, the Company raised approximately $1,000,000 by selling an additional 222,222 shares of Series A Stock at $4.50 per share. Upon consummation of the IPO, each share of Series A Stock automatically converted into 1.20 shares of Common Stock. In June 1996, the Company raised an additional $1,500,000 by issuing to JMI an 8% unsecured senior subordinated note with detachable warrants to purchase 386,665 shares of Common Stock. Of the 386,665 detachable warrants, 319,999 are exercisable at $3.75 per share and 66,666 were exercised at $0.015 per share on June 28, 1996.

As of September 30, 1997, the Company had an accumulated deficit of approximately $12,795,000. The Company may incur net losses over the next several quarters despite an anticipated reduction in operating expenses. This statement is based on current expectations. It is forward-looking and actual results could differ materially. For information about factors that could cause actual results to differ materially, please refer to Item 1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed."

OUTLOOK

General and administrative costs have increased significantly since the Company's date of inception and the Company expects such costs may increase in the future. The Company intends, however, to adjust its level of expenditure for sales and marketing, general and administrative and research and development expenses so that the levels are consistent with the Company's revenue stream. Although the Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through September 30, 1998, the Company intends to seek additional equity and/or debt capital in the near term. There can be no assurance that the Company will be able to obtain such capital or that it will be obtained on favorable terms. The statements in this paragraph are forward-looking statements. Actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that may Affect Future Results and Market Price of Common Stock" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. In particular, please note the following risk factors, among others, in such section: "Dependence on the Internet and Intranets," "Risks Associated with the Emerging Network Security Market," "Dependence on Principal Products; Uncertainty of Product Acceptance," "Risk of Errors or Failures; Product Liability Risks," "Changes in Technology and Industry Standards; Risk of New Product Introduction," "Evolving Distribution Channels," "Long Sales Cycle; Seasonality" and "International Sales."


Item 3. Quantitative and Qualitative Disclosures about Market Risk


Not Applicable

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security-Holders

None

Item 5. Other Information

In October 1997, the Company announced that it has begun an extensive search to hire a new Chief Executive Officer. James F. Chen, Founder, Chief Executive Officer, President, and Chairman of the Board will remain as Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this Quarterly Report on Form 10-Q for the quarter period ended September 30, 1997

Exhibit 11 - Computation of Net Loss per Share
Exhibit 27 - Financial Data Schedule

(b)     Reports on Form 8-K

None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION

                                            Registrant



Date:  November 14, 1997            By:  /s/ CHARLES B. GRIFFIS
                                             ---------------------------
                                            Name:  Charles B. Griffis
                                            Title: Senior Vice President,
                                                   Chief Financial Officer,
                                                   and Treasurer

                                            (Duly authorized officer and
                                            Principal Financial and Accounting
                                            Officer)