Form 10-K
period 1997-12-31
V ONE CORP/ DE
filed 1998-03-31
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)
[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                     For Fiscal Year Ended: December 31, 1997

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                             52-1953278
     -------------------------------                -------------------
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                 identification No.)

           20250 Century Blvd., Suite 300, Germantown, Maryland 20874
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 515-5200
                                 --------------
              (Registrant's telephone number, including area code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    Common Stock, $0.001 par value per share

                                (Title of Class)
                      Traded on the Nasdaq National Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of on February 27, 1998 was approximately $35,840,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 13,033,043 shares of Common Stock outstanding as of February 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 1998 annual stockholder's meeting to be held on May 14, 1998.


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


                                     PART I

ITEM 1. BUSINESS

V-ONE Corporation ("V-ONE" or the "Company") develops markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using public switched networks, such as the Internet. The Company's suite of products address network user authentication, perimeter security, access control and data integrity through the use of smart cards, tokens, digital certificates, firewalls and encryption technology. The Company's products interoperate seamlessly and can be combined to form a complete, integrated network security solution or can be used as independent components in customized security solutions. The Company's products have been designed with an open and flexible architecture to enhance application functionality and to support emerging network security standards. In addition, the Company's products enable organizations to deploy and scale their solutions from small single-site networks to large multi-site environments, and can accommodate both wireline and wireless media.

The Company offered 3,000,000 shares of its Common Stock, par value $0.001 ("Common Stock"), in an initial public offering (the "IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company and certain shareholders for $5.00 per share.

On December 8, 1997, the Company issued 4,000 shares of Series A Convertible Preferred Stock ("Series A Stock") to Advantage Fund II Ltd. ("Advantage") for $4 million in the aggregate. Each share of Series A Stock is convertible into shares of Common Stock and Series A Warrants. For additional information, please refer to Item 5. "Market for Registrant's Common Equity and Related Stockholder Matters - Series A Convertible Preferred Stock" in the Company's Form 10-K.

The Company was incorporated in Maryland in February 1993 and reincorporated in Delaware in February 1996. Effective July 2, 1996, the Company changed its name from "Virtual Open Network Environment Corporation" to "V-ONE Corporation." The Company's principal executive offices are located at 20250 Century Boulevard, Suite 300, and Germantown, Maryland 20874. The Company's telephone number is
(301) 515-5200.

BACKGROUND

OVERVIEW. Over the last decade, decentralized computing has emerged as a result of the widespread adoption of personal computers, local area networks and wide area networks. This emergence has enabled users to communicate with each other and share data throughout an entire organization. With the recent popularization of the Internet and increased performance capabilities offered by high-speed modems, ISDN services and frame relay technology, the volume of data transferred over networks has increased dramatically. Further fueling this expansion, carriers and Internet Service Providers have dramatically reduced their tariffs for their high speed aggregation services running over T-1 and T-3 transits which have data transfer rates that approximate local area network performance.

In addition, leading hardware and software vendors have adopted and support TCP/IP, the Internet's non-proprietary communications protocol, for computer communications and information exchange. This open platform, along with the emergence of the Internet, allows increasing numbers of businesses and consumers to engage in electronic commerce, such as home banking, credit verification, securities trading and home shopping. The problem is that TCP/IP networks are unsecure. Using the Company's technology, users can create "virtual" private networks at a fraction of the cost of actual private WANs.

Organizations, recognizing the potential cost savings using public networks, such as the Internet, as an extension of their enterprise networks, have begun connecting branch offices and remote and mobile users to mission critical applications and corporate resources such as groupware, customer databases and inventory control systems. Also, the Internet can be used as a lower cost alternative to value-added networks as a means to link companies with customers, suppliers and trading partners. This instantiation is known in the industry as Extranet architecture. The need for internal security continues to grow as businesses deploy intranets, internal networks using TCP/IP protocols, and browser-based applications to facilitate geographically dispersed communications and the transmission of information throughout an enterprise in a cost-effective manner.

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

NETWORK SECURITY ELEMENTS. Each of the following elements is critical in creating a complete network security solution to protect an organization's data, network and computer systems:

- - Data Privacy through Encryption -- Preventing unauthorized users from viewing private data through the process of "scrambling" data before it is transmitted or placed into electronic storage.

- - User Identification and Authentication -- Verifying the user's identity to prevent unauthorized access to computer and network resources.

- - Authorization -- Controlling which systems, data and applications a user can access.

- - Data  Integrity  --  Ensuring  that  network  data,  whether  in  storage or
transmission,   has  not  been  changed  or  compromised  by  any   unauthorized
manipulation.

- - Non-repudiation -- Verifying that data transmissions have been executed between specific parties so that neither party may legitimately claim that the transaction did not occur.

NETWORK SECURITY PRODUCTS. Over the years, a number of network security products have been developed, including passwords, token-based access devices, firewalls, encryption products, biometric devices, smart cards and digital certificates. Each of these products was designed with a specific function or objective; however, few were designed to meet all of the needs of enterprise-wide network security. Single function or "point" products that have been developed to address one or a limited number of network security requirements include the following:

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

Biometric Systems - Biometric systems are used to measure fingerprint images, voice analysis, or facial/retinal characteristics. They provide strong user authentication while eliminating the need for cards or passwords.

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

The Company's current suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGate, a client/server product that offers identification and authentication, integrity, non-repudiation, authorization and encryption; and SmartWall, and an application-level firewall that incorporates SmartGate's functionality. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining smart card emulation technology with the SmartGate server. In addition, SmartGate users can access enterprise networks from remote locations using SmartCAT technology incorporated in SmartGate.

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

STRATEGY

The Company's goal is to become the leading provider of comprehensive, open and interoperable network security products that are easy to install, convenient to use, and highly scalable. The Company's strategy to realize its goal contains the following elements:

- - Provide an Interoperable, Scaleable and Open Solution. The Company intends to continue to provide network security products that operate on leading platforms and that are interoperable and compatible with other network security products. The flexible and open architecture of the Company's products enable the Company to deliver component technologies for a seamless and interoperable system. In addition, the Company's technology is scaleable, application-independent and designed both to integrate with existing technologies as well as to support emerging standards and applications.

- - Augment and Integrate with Existing Security Products. The Company will continue to offer products that interoperate with a wide variety of third-party security products, including multiple firewalls and tokens, allowing a customer to augment existing network security systems. The Company believes that its technology protects a customer's existing network security investments because the Company's products are designed to integrate easily with point products currently employed by its customers. The Company believes that this strategy will enable it to gain access to potential customers who have previously made network security investments but whose network security needs are continuing to evolve.

- - Leverage Key Reference Accounts in Selected Vertical Markets. The Company has identified strategic vertical markets that require sophisticated network security solutions and has targeted its marketing and direct sales efforts on key participants within these selected vertical markets. By successfully installing its products at key accounts, the Company intends to leverage positive references from its installed customer base to expand its market penetration within those information critical industries. The Company intends to increase its marketing and sales efforts to expand its customer base in additional vertical markets.

- - Develop and Leverage Strategic Alliances. The Company has established strategic alliances to increase the distribution and market acceptance of its network security products including an alliance with GTE Internetworking, a unit of GTE Corp. ("GTE") and MCI Telecommunications Corporation ("MCI"). The Company intends to continue to strengthen its existing strategic alliances while forging new relationships with key industry participants. In addition, the Company is exploring opportunities to develop new products and expand the functionality of its existing products through alliances with key vendors of complementary technologies.

PRODUCTS AND SERVICES

The Company's network security products are designed to protect an organization's information and networks from unauthorized access while allowing users of the network to conduct business securely over the Internet and intranets. These products have been designed to interoperate seamlessly and enhance application functionality. The Company designs its products so that they can be combined in different configurations to provide customized solutions for its customers. The following table lists the Company's current products:


--------------------------------------------------------------------------------------------------------------

PRODUCT                 CATEGORY             DESCRIPTION                                          DATE OF
                                                                                                  INTRODUCTION
DMSGate(TradeMark)      X.400 Mail Guard     A  multi-platform security  gateway meeting the      Q4 1996
                                             National Security Agency's DMS Firewall Plus
                                             requirements

SmartGate(Registered)   Client/server        End-to-end, application level network data           Q4 1995
                        security             security system providing two-factor
                                             identification, mutual authentication, encryption
                                             and access control

SmartWall(Registered)   Network perimeter    An application level, dual-homed firewall that       Q4 1994
                        security             protects internal networks while enabling remote
                        (firewall)           access to internal resources

SmartCAT(Registered)    Smart  card          Smart card client software that is interoperable     Q2 1994
                        technology           with third-party  smart cards and smart card
                                             readers incorporated in SmartGate(R) technology





------------------------------------------------------------------------------------------------------------
PRODUCT                 CATEGORY             DESCRIPTION                                          DATE OF
                                                                                                  INTRODUCTION

Online Registration     Client/server        A system that allows remote creation and             Q2 1996
Service(TradeMark)      token                management of secure tokens and workstation
                        distribution         configuration files incorporated in SmartGate(R)
                                             technology

Wallet                  Electronic           Electronic technology that enables secure payment    Q3 1995
Technology(TradeMark)   commerce             transactions containing credit card information
                                             incorporated in SmartGate(R) technology

------------------------------------------------------------------------------------------------------------

DMSGate -- DMSGate is a platform independent security gateway for flexible deployment of defense messaging system (DMS) security services. DMSGate meets the National Security Agency's DMS Firewall Plus requirements and is available as a software module hosted on leading vendor firewalls.

SmartGate -- SmartGate is designed to interoperate easily with most TCP/IP-based applications and to allow the end user to securely use existing and future software applications over the Internet and intranets. SmartGate employs two-factor identification (two independent components are combined to authenticate a user) and mutual authentication (both the server and client, SmartPass(TM), determine that the other party to the transaction is authorized to participate in the transaction) through the use of virtual or physical smart cards or other authentication devices.

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

SmartWall -- SmartWall, the Company's firewall product, provides a high level of protection against unauthorized access to a secured network from an unsecured network. SmartWall also allows transparent access from the secured network to services and applications on the unsecured network. SmartWall includes a secured graphical user interface for firewall administration, strong mutual authentication to identify users and complete transparency for authorized traffic. In addition, SmartWall allows multiple sites to be administered from any location using a Web browser or telnet. SmartWall supports multiple types of existing encryption products, authentication tokens, proxy services and secure transmission channels. SmartGate is bundled into every SmartWall.

SmartWall software-only versions are currently available on a variety of leading operating systems, including Windows NT, BSD/OS, Solaris and HP-UX. A SmartWall turnkey system is currently available for BSD/OS.

SmartCAT -- The SmartCAT product, when used with the SmartGate server, provides two-factor identification and mutual authentication using physical smart card technology. There are three key parts to the SmartCAT product: (i) a standard smart card (ISO/IEC 7816-3, T=0 compliant), (ii) a smart card reader designed by the Company, and (iii) the Company's proprietary SmartPass client software. Together these elements provide smart card-based encryption and authentication services.

Online Registration Service -- A user must be registered to access an authentication-based system. The Online Registration Service product is a system for efficient on-line enrollment of large user communities. The Online Registration Service completely automates the creation and exchange of the user's keys and initializes the user's default access privileges. The Online Registration Service either creates a virtual smart card or formats a physical smart card that contains a shared secret key that is PIN code protected. Online registration service is now incorporated in SmartGate server version 2.4 and SmartPass client version 3.0.

Wallet Technology -- Wallet Technology enables secured electronic credit card payment transactions over unsecured networks. Wallet Technology encrypts the credit card information supplied by the purchaser and forwards that information to the vendor. The vendor adds the purchase value to the encrypted credit card information and sends all of this information to the credit card issuer/processor. The issuer/processor decodes this information and either authorizes or rejects the purchaser's request. The Company's design does not allow the vendor to view the unencrypted credit card information supplied by the purchaser. Elements of the Wallet Technology are incorporated in SmartGate.

Network Security Support -- The Company's support staff provides pre-and post-sales support, vulnerability analysis, performance analysis, systems integration and system security architecture support. The Company's support staff also provides fee-based engineering services.

TECHNOLOGY

The cornerstone of the Company's network security solution is its patented SmartGate client/server security technology. SmartGate enables two-factor identification, mutual authentication and fine-grained access control for most TCP/IP-based client/server applications. Using SmartGate technology, organizations can employ two-factor identification and mutual authentication to identify and authenticate a network user while fine-grained access control restricts each user's access to only those services to which the user is entitled.

Two-Factor Identification -- Two-factor identification employs two independent components to identify a user using an identity token contained in a physical or virtual smart card. The information in the physical or virtual smart card is secured by a PIN code that is set by the user and is not known by anyone else. SmartCAT provides the means for accessing and using smart cards via smart card readers. SmartGate client provides the means for using virtual smart cards. Both physical and virtual smart cards store information about the user including the user's keys, which are used for authentication. The keys also contain information that allows the SmartGate client to authenticate the SmartGate server with which it communicates.

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

SALES AND MARKETING

The Company markets its network security products through its "direct touch" sales force through systems integrators, value-added resellers ("VARs") and international distributors. The sales organization is equally incented to work with resellers and channel partners. This agnostic approach anticipates the need to grow sales via opening new channels. "Direct touch" gives V-ONE the option to work directly in support of a sales opportunity without requiring the Company to assume the burden of credit collection or high inventory levels but still ship direct if required by the end customer. The Company is currently seeking to expand its sales and marketing staff and intends to devote additional resources to marketing and business development activities in order to expand its third-party distribution channels.

Direct Marketing Effort -- The Company has developed its initial marketing and direct touch sales efforts on key industry participants within certain industry and market segments, including financial services, telecommunications and information services companies and government agencies. The Company employs a direct touch sales force to market its products to these key industry participants. The Company's direct touch sales force solicits prospective customers and provides technical advice and support with respect to the Company's products. The Company anticipates hiring additional sales representatives and opening regional sales offices in select cities. In 1996, the Company opened regional sales offices in New York, New York and San Francisco, California and added a Chicago, Illinois regional sales office in 1997.

Indirect Marketing Effort -- An important component of the Company's sales strategy is the development of indirect sales channels such as Internet Service Providers ("ISPs"), systems integrators and value-added network service providers. The Company utilizes indirect sales channels to leverage the efforts of its direct sales force. The Company has initiated sales and marketing programs to sign up integrators, value-added resellers ("VARs") and original equipment manufacturers within the United States. The Company has signed VAR agreements with GTE, MCI and GE Information Services, Inc. ("GEIS"). The Company has established relationships with international distributors in the United Kingdom, Sweden, Germany, Belgium, Canada, Chile, Japan, Singapore, Korea and Australia, including relationships with Internet Solutions, Ltd. in the United Kingdom and ASCII Network Technology, Inc. in Japan.

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

The Company provides additional user or administrator training, on-site support, vulnerability analysis, performance analysis, systems integration and system security architecture support as an optional service through its support staff. Additionally, the Company provides customer support services for those customers who have entered into an evaluation agreement with the Company.

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

Currently, the Company competes in several different markets, including hardware assisted encryption devices, token authentication, smart card-based security applications and electronic commerce applications. The Company's competitors for Internet and intranet perimeter security and access control include Advanced Network and Services (a subsidiary of America Online, Inc.), Ascend Communications, Inc., AXENT Technologies, Inc., Bay Networks, Inc., Check Point Software Technology Ltd., Cisco Systems, Inc., Digital Equipment Corporation, Harris Computer Systems Corporation, International Business Machines Corporation, Milkyway Networks Corporation, Network Systems Corporation, Secure Computing Corporation, Sun Microsystems, Inc. and Trusted Information Systems, Inc. ("TIS").

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

BACKLOG

The Company's customers order on an as-needed basis. The Company has typically been able to ship products within 30 days after the customer submits a firm purchase order. The Company does not generally maintain long-term contracts with its customers that require customers to purchase its products. Accordingly, the Company has not maintained and does not anticipate maintaining a backlog.

In 1997, product revenues from Internet Solutions Ltd. and Government Technology Services, Inc. ("GTSI") accounted for approximately 23% and 11%, respectively, of total revenues. In 1996, product revenues from MCI and the National Security Agency ("NSA") accounted for approximately 12% and 12%, respectively, of total revenues. In 1995, product revenues from GEIS, NCTS Washington, a division of the Department of the Navy, and the U.S. Defense Information Systems Agency accounted for approximately 19%, 10%, and 10%, respectively, of total revenues.


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

The Company has agreements with at least two vendors for each of its parts and components. However, the Company orders most of each of its parts and components from a single vendor to maintain quality control and enhance working relationships. The Company uses smart card readers manufactured by two contract manufacturers based on the Company's design specifications. The Company has outsourced to hardware fulfillment companies its hardware and hardware integration requirements.

While the Company believes that alternative sources of supply could be obtained, the Company's inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments that could have a material adverse effect on the Company's business, financial condition and results of operations.

REGULATION AND GOVERNMENT CONTRACTS

The Company's information security products are subject to the export restrictions administered by the U.S. Department of Commerce, which permit the export of encryption products only with the required level of export license or through a license exception KMI (Key Management Infrastructure). U.S. export laws prohibit the export of encryption products to a number of hostile countries. Although to date the Company has been able to secure all required U.S. Export licenses, including the license exception KMI, there can be no assurance that the Company will continue to be able to secure such licenses in a timely manner in the future, or at all.

In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. To date, except for certain limited cases, the Company's distributors have not been denied permission to import the Company's products.

LICENSE AGREEMENTS

RSA Data Security, Inc. Agreement. The Company's SmartCAT and Wallet Technology software incorporate data encryption and authentication technology owned by RSA. The Company has a perpetual license agreement with RSA, which became effective as of December 30, 1994. On May 23, 1996, RSA exercised an option granted under the agreement to convert its right to receive future royalties into 2% of the Company's outstanding voting securities, after giving effect to the issuance to RSA, until the date of the Company's IPO. Pursuant to a separate agreement between RSA and Massachusetts Institute of Technology ("MIT"), MIT is entitled to receive a portion of any royalties that RSA receives. As a result, the Company issued directly to MIT a portion of the shares of Common Stock to which RSA was entitled under the RSA Agreement. The Company issued 188,705 shares of Common Stock to RSA and MIT immediately prior to consummation of the IPO. RSA was acquired by Security Dynamics in 1996.

There can be no assurance that the Company will be able to maintain its license rights for the RSA data encryption and authentication technology, and the loss of such rights could have a material adverse effect on the Company's business, financial condition and results of operations. If either RSA terminates or fails to renew the respective license agreement or take any other action that results in the loss of, or inability to maintain, such licensed technology, the Company may incur lost sales, delays in delivery of the Company's current products and services or delays in the introduction of new products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company has received three patents, which expire in 2013 and 2014, and has pending four patent applications with the United States Patent and Trademark Office that cover certain aspects of its technology. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby.

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

As the number of security products in the industry increases and the functionality of these products further overlaps, software developers may become subject to infringement claims. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products. The Company also may desire or be required to obtain licenses from others to effectively develop, produce and market commercially viable products. Failure to obtain those licenses could have a material adverse effect on the Company's ability to market its software security products. There can be no assurance that such licenses will be obtainable on commercially reasonable terms, if at all, that the patents underlying such licenses will be valid and enforceable or that the proprietary nature of the unpatented technology underlying such licenses will remain proprietary.

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

IMPACT OF THE YEAR 2000 ISSUE ON THE COMPANY

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Based on a recent assessment, the Company has determined that its principle management information system software, Dynamics and Dynamics C/S+, provided by Great Plains Software, Inc., Fargo, ND, is year 2000 qualified.

V-ONE's products are year 2000 qualified.

EMPLOYEES

As of February 27, 1998, the Company had 71 full-time employees and 3 consultants. Of these employees and consultants, 37 were in sales and marketing,

25 were in development and 12 were in finance and administration. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF COMMON STOCK

The Company operates in a rapidly changing environment that involves numerous risks, some of which are beyond the Company's control. The following discussion highlights some of the risks the Company faces.

LIMITED OPERATING HISTORY; ACCUMULATED DEFICIT. The Company was founded in February 1993 and introduced its first product in December 1994. Accordingly, the Company did not generate any significant revenues until 1995 when it commenced sales of its SmartWall firewall product and introduced its SmartGate client/server system. Revenues for 1995, 1996 and 1997 are approximately $1,104,000, $6,266,000, and $9,403,000. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. As of December 31, 1997, the Company had accumulated a deficit of approximately $18,339,000. The Company currently expects to incur additional net losses over the next several quarters as a result of operating expenses incurred to fund research and development and to increase its sales and marketing efforts.

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

DEPENDENCE ON KEY PERSONNEL. The Company's success will depend, to a large extent, upon the performance of its senior management and its technical, sales and marketing personnel, many of who have only recently joined the Company. There is keen competition in the software security industry to hire and retain qualified personnel and the Company is actively searching for additional qualified personnel. The Company's success will depend upon its ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse effect upon the Company's results of operations and product development efforts. The Company currently has $1.0 million "key man" life insurance policies on the lives of each of James F. Chen, its Chairman and founder, Jieh-Shan Wang, its Senior Vice President of Engineering, and Marcus J. Ranum, its Chief Scientist (Mr. Ranum is no longer an employee of the Company, but is serving in this capacity as a consultant). This coverage, however, may not be sufficient to mitigate the impact that the loss of the services of Mr. Chen, Mr. Wang or Mr. Ranum would have on the Company. Although the Company has entered into employment agreements with Mr. Chen and Mr. Wang, as well as with David D. Dawson, its President and Chief Executive Officer, that provide for fixed terms of employment, the Company has not historically provided such types of employment agreements to its other employees, including its executive officers. This may adversely impact the Company's ability to attract and retain the necessary technical, management and other key personnel, which could have a material adverse effect upon the Company's results of operations and product development efforts.

MANAGEMENT OF GROWTH. The Company has experienced and may continue to experience substantial growth and turnover in the number of its employees and the scope of its operations, resulting in increased responsibilities for management and added pressure on the Company's operating and financial systems. As of February 27,

1998, the Company had 71 employees, as compared to 75 employees on January 1, 1997 and 34 employees on January 1, 1996. To manage growth effectively, the Company will need to continue to improve its operational, financial and management information systems and will need to hire, train, motivate and manage a growing number of employees. Competition is intense for qualified technical, marketing and management personnel. There can be no assurance that the Company will be able to achieve or manage any future growth, and its failure to do so could delay product development cycles and marketing efforts or otherwise have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company is not currently involved in negotiations for any acquisitions, the Company may undertake acquisitions in the future. Any such transaction would place additional strains upon the Company's management resources.

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

DEPENDENCE ON PRINCIPAL PRODUCTS; UNCERTAINTY PRODUCT ACCEPTANCE. The Company currently generates most of its revenues from its SmartWall and SmartGate products. Accordingly, any factor that adversely affects sales of these products could have a material adverse effect on the Company. While SmartWall and SmartGate have met with a favorable degree of market acceptance since sales of SmartWall commenced in the first quarter of 1995 and since SmartGate was introduced in the fourth quarter of 1995, respectively, there can be no assurance that SmartWall or SmartGate will continue to be accepted in the future. In addition, there can be no assurance that there will be market acceptance of any of the Company's products that may be introduced in the future. The Company's success will, in part, depend upon the Company's ability to design, develop and introduce new products, services and enhancements on a timely basis to meet changing customer needs, technological developments and evolving industry standards.

INTELLECTUAL PROPERTY RIGHTS; INFRINGEMENT CLAIMS. The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect the proprietary rights of the Company and the companies from which the Company licenses technology. Prosecution of patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company currently intends to pursue patent protection outside of the United States for the technology covered by the most recently filed patent application although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby. The Company currently holds patents on its Wallet Technology, its SmartGate Technology, and its Smartcard Technology.

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

A malfunction or the inadequate design of the Company's products could result in tort or warranty claims. The Company generally attempts to reduce the risk of such losses to itself and to the companies from which the Company licenses technology through warranty disclaimers and liability limitation clauses in its license agreements. There can be no assurance that the Company has obtained adequate contractual protection in all instances or where otherwise required under agreements the Company has entered into with others or that such measures will be effective in limiting the Company's liability to end users and to the companies from which the Company licenses technology. The Company also relies on "shrink wrap" license agreements that are not signed by the end user and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company currently has product liability insurance. However, there can be no assurance that adequate insurance coverage was obtained by the Company, and any product liability claim against the Company for damages resulting from security breaches could be substantial and could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general, or the Company's products in particular, regardless of whether such breach is attributable to the Company's products. This could result in a decline in demand for the Company's products, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RISK OF DEFECTS AND DEVELOPMENT COSTS. The Company may experience schedule overruns in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new software products, the Company's development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, market developments or Company initiated changes. Changes in product specifications may delay completion of documentation, packaging or testing, which may, in turn, affect the release schedule of the product. When developing complex software products, the technology market may shift during the development cycle, requiring the Company either to enhance or change a product's specifications to meet a customer's changing needs. These factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

EVOLVING DISTRIBUTION CHANNELS. The Company has previously relied primarily on its direct sales force for the sale and marketing of its products, but is now focusing on a channel distribution strategy. The Company has added to its internal sales and marketing staff in orders to increase this sales effort. There can be no assurance the cost of such expansion will not exceed the revenues generated or that the Company's sales and marketing organization will successfully compete against the more extensive and well-funded sales and marketing operations of certain of its current and future competitors.

The Company has developed a distribution strategy that involves the development of strategic alliances with resellers and international distributors to enable the Company to achieve broad market penetration. Although the Company has begun to establish its reseller distribution channel, there can be no assurance that the Company will be able to continue to attract integrators and resellers that will be able to market the Company's products effectively and will be qualified to provide timely and cost-effective customer support and service. The Company generally ships products to distributors, integrators and resellers on a purchase-order basis, and its distributors, integrators and resellers generally carry competing product lines. Therefore, there can be no assurance that any distributor, integrator or reseller will continue to represent the Company's products. The inability to recruit, or the loss of, important sales personnel, distributors, integrators or resellers could materially adversely affect the Company's business, financial condition and results of operations in the future.

In addition, the Company has experienced difficulty in collecting, on a timely basis, receivables from these distributors. Although the Company has begun to make efforts to collect these receivables on a timely basis, there can be no assurance that the Company will be able to do so and the failure to collect such receivables could have a material adverse effect on the Company's financial condition and results of operations.

INTERNATIONAL SALES. The Company has increased its presence in overseas markets by expanding international distribution relationships for its suite of network security products, including SmartWall and SmartGate. There can be no assurance, however, that the Company will be successful in expanding its relationships with international distributors or in gaining commercial acceptance of its products abroad. To the extent that the Company expands international sales, currency fluctuations could make its products less competitive in foreign markets and contribute to fluctuations in the Company's operating results. Political instability, difficulties in staffing and managing international operations, potential insolvency of international resellers, longer receivable collection periods and difficulty in collecting accounts receivable also pose risks to the development of international marketing efforts. Moreover, the laws of certain countries, or the enforcement thereof, may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL REQUIREMENTS; DEPENDENCE ON THE PUBLIC OFFERING. The Company anticipates that its existing capital resources will be adequate to satisfy its capital requirements at least through March 31, 1999. The Company's future capital requirements, however, will depend on many factors, including its ability to successfully market and sell its products. To the extent that the funds generated by the Company's initial public offering in 1996, the recent sale of 4,000 shares of Series A Stock (see "Market for Registrant's Common Equity and Related Stockholder Matters"), and from the Company's on-going operations are insufficient to fund the Company's future operating requirements, it may be necessary to raise additional funds through public or private financings. Any equity or debt financings, if available at all, may be on terms that are not favorable to the Company and, in the case of equity financings, could result in dilution to the Company's shareholders. If adequate capital is not available, the Company may be required to curtail its operations significantly.

RISK OF SALES TO U.S. GOVERNMENT. In 1995, the Company derived a substantial portion of its revenue from the sale of SmartWall to departments and agencies of the U.S. Government and government contractors. In 1996, the Company's revenues were attributable, in part, to a contract with the National Security Agency. In 1997, approximately one-third of the Company's total sales were attributable to contracts with various agencies and departments of the United States government and of state and local governments. Because no government agency or department has an obligation to award contracts to, or to purchase products from, the Company in the future, the Company believes that future government contracts and orders for its network security products will in part be dependent upon the continued favorable reaction of government agencies and departments to the development capabilities of the Company and the reliability and perception of its products. There can be no assurance that the Company will be able to sell its products to government departments and agencies and government contractors or that such sales, if any, will result in commercial acceptance of the Company's products. In addition, reductions or delays in funds available for projects the Company is performing or to purchase its products could have an adverse impact on the Company's government contracts business.

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

EFFECT OF GOVERNMENT REGULATIONS OF TECHNOLOGY EXPORTS. The Company currently sells its products abroad and intends to continue to expand its relationships with international distributors for the sale of its products overseas. The Company's international sales and operations could be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. In particular, the Company's information security products are subject to the export restrictions administered by the U.S. Department of Commerce, which, in the case of some products, permit the export of encryption products only with a specific export license. These export laws also prohibit the export of encryption products to a number of countries, individuals and entities and may restrict exports of some products to a narrow range of end-users. In certain foreign countries, the Company's distributors are required to secure licenses or formal permission before encryption products can be imported. While the Company has obtained a license exception to export strong encryption from the U. S. Department of Commerce, there is no assurance that the Company or its distributors will be able to secure required licenses in a timely manner, if at all. As a result, foreign competitors that face less stringent controls on their products may be able to compete more effectively than the Company in the global network security market. There can be no assurance that these factors will not have a material adverse effect on the Company's business, financial condition and results of operations.

MARKET VOLATILITY. The market price of the Company's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many technology companies and that has often been unrelated and disproportionate to the operating performance of such companies. Broad market fluctuations as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of the Company's Common Stock.


EXECUTIVE OFFICERS AND DIRECTORS OF THE REGISTRANT

The executive officers and directors of the Company, and their respective ages at December 31, 1997, are as follows:


NAME                                    AGE              POSITION
James F. Chen                           47               Chairman of the Board and Director
David D. Dawson                         50               President, Chief Executive Officer and Director
Jieh-Shan Wang                          43               Senior Vice President and Chief Technical Officer
Charles B. Griffis                      53               Senior Vice President, Chief Financial Officer and Treasurer
Christopher T. Brook                    58               Vice President of Product Development





Charles C. Chen                         43               Director
Harry S. Gruner                         38               Director
William E. Odom                         65               Director


JAMES F. CHEN founded the Company in February 1993 and has since served as a director. From inception until November 21, 1997, Mr. Chen served as the Company's President and Chief Executive Officer. On November 21, 1997, Mr. Chen was elected Chairman of the Board. From 1980 to 1990, Mr. Chen managed INTELSAT's worldwide ground network engineering projects. From 1990 to January 1993, he managed the INTELSAT Ground Network Engineering Department and, from March 1992 to January 1993, he also directed its Management Information Systems Division. Mr. Chen holds an M.S. in Computer Science from George Washington University and a B.S. in Electrical Engineering from Georgia Institute of Technology. He is Charles C. Chen's brother.

DAVID D. DAWSON has served as the President and Chief Executive Officer of the Company since November 21, 1997 and as a director since December 12, 1997. From March 1996 until November 1997, he served as General Manager of Ascend Communications, Inc., a data communications hardware company. From April 1994 until March 1996, he served as Chief Operating Officer, and from November 1995 until March 1996, he served as Chief Executive Officer of Morning Star Technologies, a firewall and communications company. From October 1992 until April 1994, he was Vice President of Development for Net Express Systems, a data communications hardware company. Mr. Dawson holds an M.S. in Computer Science from Fairleigh Dickinson University, an M.S. in Operations Research from Air Force Institute of Technology, and a B.S. in Electrical Engineering from the United States Military Academy at West Point.

JIEH-SHAN WANG, Ph.D. has been with the Company since its inception and has served as the Company's Senior Vice President and Chief Technical Officer since January 1997. From April 1996 to December 1996, Dr. Wang served as the Company's Senior Vice President and Chief Technical Officer, from August 1995 to April 1996, Dr. Wang served as the Company's Vice President of Engineering and, from April 1994 to August 1995, he served as Chief Engineer. Dr. Wang was with INTELSAT from June 1991 to April 1994, as Senior Systems Engineer, where he led a team of engineers in the development of network applications. Dr. Wang holds a Ph.D. in Physics from the University of Maryland and a B.S. in Physics from National Taiwan University.

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

CHRISTOPHER T. BROOK has served as the Company's Vice President of Product Development since February 1997. From September 1996 to February 1997, Mr. Brook served as the Company's Director of Product Development. Mr. Brook was with GE Information Services, Inc. for approximately 27 years prior to joining the Company, holding a number of technology-related positions including Manager of Directory Services and Network Architecture, Manager of Network Architecture and most recently, Manager of Emerging Technology, where Mr. Brook was responsible for investigating new information technologies. Mr. Brook graduated from Clifton College (Bristol, England) with an emphasis in the Classics.

CHARLES C. CHEN, D.D.S has served as a director of the Company since February 1993 and as the Company's Secretary from December 12, 1995 until February 2, 1998. Since July 1982, Dr. Chen has practiced periodontics with Zupnik, Winson & Chen, D.D.S.P.A. Dr. Chen holds a D.D.S. from the Baltimore College of Dental Surgery, University of Maryland, and a B.S. in Chemistry from the University of Maryland. He is James F. Chen's brother.

HARRY S. GRUNER has served as a director of the Company since June 1996. Since November 1992, he has been a general partner of JMI Equity Fund, a private equity investment partnership. From August 1986 to October 1992, Mr. Gruner was with Alex. Brown & Sons Incorporated, most recently as a principal. Mr. Gruner is also a director of the META Group, Inc., a syndicated information technology research company, and Hyperion Software, Inc., a financial software company, and numerous other privately held companies. Mr. Gruner holds an M.B.A. from Harvard Business School and a B.A. in History from Yale University.

(RETIRED) LT. GEN. WILLIAM E. ODOM has served as a director of the Company since June 1996. Since October 1988, General Odom has served as Director of National Security Studies at the Hudson Institute. He has also served as an adjunct professor at Yale University since January 1989. Prior to his retirement from the military in 1988, General Odom held several military posts including, Director of the National Security Agency, Assistant Chief of Staff for Intelligence and Military Assistant to the National Security Advisor during the Carter Administration. He is also a director of Nichols Research Corporation, American Technologies Group and American Science & Engineering. General Odom holds an M.A. and Ph.D. from Columbia University and a B.S. from the United States Military Academy at West Point.


ITEM 2.  PROPERTIES

The Company leases approximately 28,312 square feet of office space in Germantown, Maryland under a lease agreement that will expire on July 1, 2003. The Company expects that this space will be sufficient for its needs through March 31, 1999. The Company also leases approximately 10,699 square feet, which is sublet in Rockville, Maryland under leases that will expire on April 17, 2001.

The Company also leases office space in Rochelle Park, New Jersey, Chicago, Illinois and Walnut Creek, California under leases that can be extended on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the Nasdaq National Market since the Company's IPO on October 24, 1996. According to records of the Company's transfer agent, the Company had approximately 73 stockholders of record on March 23, 1998. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices as of the close of market of the Company's Common Stock from the time of the Company's IPO for each quarter through the quarter ending December 31, 1997 and through the period ended March 23, 1998.


                                              1996
                                              ----

                          High Sale Price                Low Sale Price
                          ---------------                --------------

Fourth Quarter            $7.750                         $4.750



                                              1997
                                              ----

                          High Sale Price                Low Sale Price
                          ---------------                --------------

First Quarter             $9.250                         $5.375
Second Quarter            $6.375                         $4.000
Third Quarter             $6.250                         $3.000
Fourth Quarter            $5.063                         $2.750


                                              1998
                                              ----

                          High Sale Price                Low Sale Price
                          ---------------                --------------

First Quarter through
March 23, 1998            $4.125                         $2.250


The Company has never declared or paid cash dividends on its Common Stock or other securities. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. No dividends may be paid on the Common Stock until all accrued and unpaid dividends, if any, are paid on the Series A Stock.

SERIES A CONVERTIBLE PREFERRED STOCK

On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Each share of Series A Stock is convertible into shares of Common Stock and warrants to purchase shares of Common Stock ("Series A Warrants").

As a result of the issuance of the 4,000 shares of Series A Stock, the Company issued to Wharton Capital Partners, Ltd. ("Wharton") for its services as the Company's exclusive financial consultant, warrants ("Consultant Warrants") to purchase 60,000 shares of Common Stock at an exercise price of $4.725 per share. As of January 5, 1998, Wharton assigned Consultant Warrants to purchase 12,000 shares of Common Stock to Dennis Rush. The number of shares issuable on exercise of the Consultant Warrants and the exercise price per share is subject to adjustment in certain circumstances. The Company also paid Wharton a fee of $200,000. The Consultant Warrants expire on December 8, 2002. The terms of the Series A Stock and the Consultant Warrants were determined by the Company's Board of Directors.

The shares of Series A Stock, Series A Warrants and Consultant Warrants were issued in reliance on Rule 506 of Regulation D.

On December 8, 1997, the Company and Advantage entered into a commitment letter ("Commitment Letter") pursuant to which Advantage agreed to purchase shares of a new series of preferred stock for $4 million on the same terms and conditions as the Series A Stock, subject to certain conditions, some of which are that (1) the Company obtain shareholder approval with respect to the issuance of the Series A Stock and any new series of preferred stock pursuant to certain rules of the Nasdaq National Market, (2) the Company's stockholders' equity, including the Series A Stock, is at least $13.5 million, and (3) the ratio of the Company's total liabilities to stockholders' equity, including the Series A Stock, is not less than 1:4. The commitment becomes effective April 21, 1998 and expires on December 8, 1998. The Company may terminate the Commitment Letter at any time, on ten days' prior notice. Advantage also has the right to terminate the Commitment Letter in certain circumstances. The Company is obligated to pay Advantage a non-refundable commitment fee of $3,333 per month during the stated commitment period.

Under the Subscription Agreement dated as of December 3, 1997 between the Company and Advantage, (1) the Company agreed not to sell any equity securities or securities convertible into equity securities entitling the holder to purchase shares of the Company's Common Stock at a price below the market price of the Common Stock on the date of such issuance or acquisition ("Discounted Securities") until April 21, 1998 and (2) the Company granted Advantage a right of first refusal on sales of Discounted Securities until December 8, 1998. Under a letter dated October 22, 1997 between the Company and Wharton ("Wharton Letter"), the Company retained Wharton as its exclusive financial consultant and granted Wharton an exclusive on certain offshore or discounted financings for a period that ended on March 22, 1998 and a right of first refusal on any offshore or discounted financings until June 8, 1998. Wharton has agreed that its rights as described in the preceding sentence are subject and secondary to the rights of Advantage and do not apply to any sale of preferred stock pursuant to the Commitment Letter.

Under the Wharton Letter, the Company is obligated to issue additional warrants to Wharton to purchase 15,000 shares of Common Stock for each $1 million of additional financing provided by persons introduced by Wharton (including the transaction contemplated by the Commitment Letter) at an exercise price of $4.725 per share and to pay Wharton a consulting fee equal to 5% of the amount raised.

The net proceeds of the offering ($3.8 million) have been, and the net proceeds of any additional issuance pursuant to the Commitment Letter will be, used for general working capital purposes.

On December 3, 1997, the Company entered into a registration rights agreement with Advantage ("Advantage Registration Rights Agreement") and, on December 8,

1997, the Company entered into a registration rights agreement with Wharton ("Wharton Registration Rights Agreement" and, collectively with the Advantage Registration Rights Agreement, the "Registration Rights Agreements"). As of January 5, 1998, Dennis Rush became a beneficiary of the Wharton Registration Rights Agreement. Under the Registration Rights Agreements, the Company was obligated to file a registration statement with the Securities and Exchange Commission ("SEC") by January 7, 1998 registering the shares of Common Stock issuable upon conversion of the Series A Stock and the shares of Common Stock issuable on exercise of the Series A Warrants and the Consultant Warrants. This registration statement was timely filed and has been declared effective by the SEC. Advantage, Wharton and Rush have also been granted certain piggyback registration rights.

The following is a summary of the terms and features of the Series A Stock:

DIVIDENDS. Each share of Series A Stock is entitled to receive dividends at a rate of $50.00 per annum, which are cumulative and accrue without interest (other than with respect to dividends in arrears). Dividends are payable on March 1, June 1, September 1 and December 1 of each year. Dividends not paid when due bear interest at 12% per annum. The Company may pay dividends on the Series A Stock in shares of Common Stock valued at the "Computed Price" of the Common Stock. The "Computed Price" of a share of Common Stock is the product of the applicable "Conversion Percentage" (which term is described below) and the "Average Market Price." The "Average Market Price" is the average of the lowest sale price on the Nasdaq National Market on each of the five trading days having the lowest sale price during the 25 consecutive trading days prior to the measurement date, which in the case of a dividend paid in shares of Common Stock is the dividend payment date.

No dividends may be paid on any parity dividend stock or junior dividend stock (such as the Common Stock) until all accrued and unpaid dividends are paid on the Series A Stock.

CONVERSION RIGHTS. Each share of Series A Stock is convertible at the option of the holder into shares of Common Stock and Series A Warrants. The number of Series A Warrants issuable on conversion of a share of Series A Stock is the number of shares of Common Stock issued on conversion per share of Series A Stock divided by 5. The exercise price per share of each Series A Warrant is $4.77 per share. Each Series A Warrant is exercisable for 5 years from the date of conversion. The number of shares of Common Stock issuable on exercise of the Series A Warrants and the exercise price per share is subject to adjustment in certain circumstances.

The number of shares of Common Stock issuable per share of Series A Stock is determined by dividing the sum of (a) $1,000, (b) accrued and unpaid dividends, and (c) interest on dividends in arrears ("Conversion Amount") by the lesser of
(1) $4.77 ("Ceiling Price") and (2) the product of the applicable Conversion Percentage and the Average Market Price on the conversion date. The "Conversion Percentage" is generally 85%; however, if (1) the registration statement ceases to be available for use by any holder of Series Stock that is named therein as a selling stockholder for any reason, or (2) a holder of Series A Stock becomes unable to convert any shares of Series A Stock in accordance with the Certificate of Designations of Series A Convertible Preferred Stock ("Series A Certificate") (other than by reason of the 4.9% limitation described below), then (A) the applicable Conversion Percentage is permanently reduced by 2% per month up to a maximum aggregate reduction in the Conversion Percentage of 10% and (B) the Ceiling Price is permanently reduced by $.0954 per month up to a maximum aggregate reduction in the Ceiling Price of $.477. However, in lieu of each such reduction, the Company can make cash payments equal to 2% of the aggregate subscription price per share ($1,000 per share) of Series A Stock (which amount is limited to 10% of the aggregate subscription price). The Conversion Amount is adjusted in the event the Company issues certain rights or warrants or distributes to the holders of securities junior to the Series A Stock evidences of indebtedness or assets.

No holder of Series A Stock is entitled to receive shares of Common Stock on conversion of its Series A Stock or on exercise of its Series A Warrants to the extent that the sum of (1) the shares of Common Stock owned by such holder and its affiliates and (2) the shares of Common Stock issuable on conversion of the Series A Stock and on exercise of its Series A Warrants would result in beneficial ownership by such holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. Beneficial ownership for this purpose is determined in accordance with Section 13(d) of the Securities Exchange Act of 1934, excluding shares of Common Stock so owned through ownership of unconverted shares of Series A Stock and unexercised Series A Warrants.

If a holder tenders his or her shares of Series A Stock for conversion and does not receive certificates for all of the shares of Common Stock and Series A Warrants to which such holder is entitled when required, then, among other things, the Ceiling Price otherwise applicable to such conversion is reduced by $.0954 and the Conversion Percentage otherwise applicable to such conversion is reduced by 2%.

RANKING. The Series A Stock ranks (1) senior to the Common Stock, (2) on a parity with any additional series of the class of preferred stock, which series the Board of Directors may from time to time authorize, (3) on a parity with the shares of any additional class of preferred stock (or series of preferred stock of such class) that the Board of Directors or the stockholders may from time to time authorize, which class (or series thereof) by its terms ranks on a parity with the shares of Series A Stock and (4) senior to any other class or series of preferred stock (other than as stated in the immediately preceding clauses (2) and (3)) of the Company.

STATED CAPITAL. Under the Series A Certificate, the amount to be represented in stated capital at all times for each share of Series A Stock is required to be the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000,
(2) to the extent legally available, the accrued but unpaid dividends on such share of Series A Stock, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears through the date of determination by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, at the time of such determination, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the date of such determination. The Company is required to take such action as may be required to maintain the required amount of stated capital not less frequently than monthly.

VOTING RIGHTS. The Series A Stock generally has no voting rights except as otherwise provided by the Delaware General Corporation Law. However, the affirmative vote or consent of the holders of a majority of the outstanding shares of the Series A Stock, voting separately as a class, will be required for
(1) any amendment, alteration or repeal, whether by merger or consolidation or otherwise, of the Company's Certificate of Incorporation if the amendment, alteration or repeal materially and adversely affects the powers, preferences or special rights of the Series A Stock, or (2) the creation and issuance of any security of the Company that is senior to the Series A Stock as to dividend rights or liquidation preference; provided, however, that any increase in the authorized preferred stock of the Company or the creation and issuance of any stock that is both junior as to dividend rights and liquidation preference is not deemed to affect materially and adversely such powers, preferences or special rights and any such increase or creation and issuance may be made without any such vote by the holders of Series A Stock except as otherwise required by law.

MANDATORY REDEMPTION. The Series A Certificate provides that the Company is not obligated to issue, upon conversion of the Series A Stock, more than the number of shares of Common Stock that the Company may issue pursuant to the rules of Nasdaq ("Maximum Share Amount"), less the aggregate number of shares of Common Stock issued by the Company as dividends on the Series A Stock. The Company is seeking approval from the holders of Common Stock to issue shares of Common Stock in connection with the Series A Stock in excess of the amounts permitted by Nasdaq Rule 4460(i)(1)(D).

If the Company would not be obligated to convert shares of Series A Stock because of the Maximum Share Amount limitation, the Company is required to give a notice to that effect to each holder of Series A Stock. In such event, a holder may require the Company to redeem such portion of its Series A Stock that cannot be converted as a result of this limitation at the "Share Limitation
Redemption Price" per share. The "Share Limitation Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by
(b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

In addition, the Company is obligated to redeem all outstanding shares of Series A Stock on December 8, 2000 at the "Redemption Price" per share. The "Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of
(1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

OPTIONAL REDEMPTION BY THE COMPANY. As long as the Company is in compliance in all material respects with its obligations to the holders of Series A Stock under the Series A Certificate and the Advantage Registration Rights Agreement, the Company may redeem all or, from time to time, part of the outstanding shares of Series A Stock at the Redemption Price per share.

OPTIONAL REDEMPTION BY THE HOLDERS OF SERIES A STOCK. In the event an "Optional Redemption Event" occurs, each holder of Series A Stock has the right to require the Company to redeem all or a portion its shares of Series A Stock at the "Optional Redemption Price" per share. "Optional Redemption Event" means any one of the following: (1) for any period of five consecutive trading days there is no closing bid price of the Common Stock on any national securities exchange or the Nasdaq National Market; (2) the Common Stock ceases to be listed for trading on the Nasdaq National Market, the New York Stock Exchange ("NYSE"), the American Stock Exchange ("AMEX") or the Nasdaq SmallCap Market; (3) the inability for 30 or more days (whether or not consecutive) of any holder of shares of Series A Stock who is entitled to optional redemption rights to sell such shares of Common Stock issued or issuable on conversion of shares of Series A Stock pursuant to the registration statement for any reason on each of such 30 days; (4) the Company fails or defaults in the timely performance of any material obligation to a holder of shares of Series A Stock under the terms of the Series A Certificate or under the Advantage Registration Rights Agreement or any other agreements or documents entered into in connection with the issuance of shares of Series A Stock; (5) any consolidation or merger of the Company with or into another entity (other than a merger or consolidation of a subsidiary of the Company into the Company or a wholly owned subsidiary of the Company) where the shareholders of the Company immediately prior to such transaction do not collectively own at least 51% of the outstanding voting securities of the surviving corporation of such consolidation or merger immediately following such transaction or the common stock of such surviving corporation is not listed for trading on the Nasdaq National Market, the NYSE, the AMEX or the Nasdaq SmallCap Market; or (6) the taking of any action, including any amendment to the Company's Certificate of Incorporation, that materially and adversely affects the rights of any holder of shares of Series A Stock.

The "Optional Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

LIMITATIONS ON REDEMPTIONS AND TENDER OFFERS. Neither the Company nor any subsidiary of the Company may redeem, repurchase or otherwise acquire any shares of Common Stock or other securities of the Company junior to the Series A Stock in dividend rights or liquidation preference ("Junior Stock") if the number of shares so repurchased, redeemed or otherwise acquired in such transaction or series of related transactions (excluding any shares surrendered to the Company in accordance with one of its stock option plans) is more than either (x) 5% of the number of shares of Common Stock or such Junior Stock, as the case may be, outstanding immediately prior to such transaction or series of related transactions or (y) 1% of the number of shares of Common Stock or Junior Stock, as the case may be, outstanding immediately prior to such transaction or series of related transactions if such transaction or series of related transactions is with any one person or group of affiliated persons, unless the Company or such subsidiary offers to purchase for cash from each holder of shares of Series A Stock at the time of such redemption, repurchase or acquisition the same percentage of such holder's shares of Series A Stock as the percentage of the number of outstanding shares of Common Stock or Junior Stock, as the case may be, to be so redeemed, repurchased or acquired at a purchase price per share of Series A Stock equal to the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on such share of Series A Stock, plus (3) an amount equal to the accrued and unpaid interest on dividends in arrears through the date of purchase by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for this purchase, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the date of purchase.

Neither the Company nor any subsidiary of the Company may (1) make any tender offer or exchange offer ("Tender Offer") for outstanding shares of Common Stock, unless the Company contemporaneously therewith makes an offer, or (2) enter into an agreement regarding a Tender Offer for outstanding shares of Common Stock by any person other than the Company or any subsidiary of the Company, unless such person agrees with the Company to make an offer, in either such case to each holder of outstanding shares of Series A Stock to purchase for cash at the time of purchase in such Tender Offer the same percentage of shares of Series A Stock held by such holder as the percentage of outstanding shares of Common Stock offered to be purchased in such Tender Offer at a price per share of Series A Stock equal to the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on such share of Series A Stock, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears through the date of purchase by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for this purchase, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the highest price per share of Common Stock offered in such Tender Offer.

SINKING FUND. The shares of Series A Stock are not subject to the operation of a purchase, retirement or sinking fund.

LIQUIDATION PREFERENCE. The holders of the Series A Stock are entitled to a liquidation preference of $1,000 per share plus accrued and unpaid dividends plus interest on accrued and unpaid dividends in arrears.

WARRANT GRANTED TO DAVID D. DAWSON

On November 21, 1997, the Company issued warrants to purchase 300,000 shares of Common Stock at an exercise price of $3.125 per share to its President and Chief Executive Officer, David D. Dawson, in connection with his employment by the Company. These warrants were issued in reliance on Rule 506 of Regulation D.

WARRANT GRANTED TO SVG

On November 4, 1997, the Company issued warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.875 per share to SVG in connection with the execution of a consulting agreement between SVG and the Company. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data set forth below with respect to the Company's Statements of Operations from February 16, 1993 (date of inception) to December 31, 1993 and for the years ended December 31, 1994, 1995, 1996 and 1997 and balance sheets as of December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the financial statements of the Company included elsewhere in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                         For the Period
                                          February 16,                        Year ended December 31,
                                          1993 (date of
                                          inception) to
                                          December 31,
                                                          ------------------------------------------------------------
                                                1993           1994           1995          1996             1997
                                                ----           ----           ----          ----             ----

    Statement of Operations Data:
    Revenues:
       Products                            $     ---        $     ---      $1,101,418     $ 5,955,592    $ 8,899,973
       Consulting and services                76,183           59,716           2,083         310,557        502,771
                                           ---------        ---------      ----------     -----------    -----------
          Total revenues                      76,183           59,716       1,103,501       6,266,149      9,402,744
                                           ---------        ---------      ----------     -----------    -----------




    Cost of revenues:
       Products                                  ---              ---         376,359      1,969,117       2,064,645
       Consulting and services                38,090           35,114             800         56,502          96,949
                                          ----------        ---------       ---------     ----------      ----------
          Total cost of revenues              38,090           35,114         377,159      2,025,619       2,161,594
                                          ----------        ---------       ---------     ----------      ----------
    Gross profit                              38,093           24,602         726,342      4,240,530       7,241,150
                                          ----------        ---------       ---------     ----------      ----------

    Operating expenses:
       Sales and marketing                     6,652           36,212         130,917      3,744,630       9,341,208
       General and administrative             74,212          315,192       1,350,361      4,879,940       3,801,828
       Research and development               21,000          127,926         304,973      1,960,727       3,012,051
       Restructuring costs                       ---              ---             ---            ---         800,000
                                          ----------       ----------      ----------     ----------      ----------
          Total operating expenses           101,864          479,330       1,786,251     10,585,297      16,955,087
                                          ----------       ----------      ----------     ----------      ----------
    Operating loss                           (63,771)        (454,728)     (1,059,909)    (6,344,767)     (9,713,937)
                                          ----------       ----------      ----------    -----------      ----------
    Other (expense) income:
       Interest expense                       (1,913)          (2,360)        (66,615)      (518,965)        (13,130)
       Interest income
                                                 ---              ---           4,513        168,176         341,469
                                          ----------       ----------     -----------    -----------      ----------
          Total other expenses                (1,913)          (2,360)        (62,102)      (350,789)        328,339
                                          ----------       ----------     -----------    -----------      ----------
    Net loss                                 (65,684)        (457,088)     (1,122,011)    (6,695,556)     (9,385,598)

    Dividend on preferred stock                  ---              ---             ---            ---          12,600
    Deemed dividend on preferred stock           ---              ---             ---            ---         600,000
                                          ----------       ----------     -----------    -----------     -----------
    Loss attributable to holder of
    common stock                          $  (65,684)      $ (457,088)    $(1,122,011)   $(6,695,556)    $(9,998,198)
                                          ==========       ==========     ===========    ===========     ===========

    Basic loss per share attributable
    to holder of common stock             $     (.01)      $     (.06)          (0.14)   $     (0.72)    $     (0.78)
                                          ==========       ==========     ===========    ===========     ===========

    Weighted average shares outstanding
                                           6,186,978        8,046.766       8,099,223      9,245,305      12,868,859
                                          ==========       ==========     ===========    ===========     ===========



                                                                           December 31,
                                         ----------------------------------------------------------------------------
                                            1993             1994            1995          1996              1997
                                            ----             ----           -----         -----              ----

    Balance Sheet Data:

    Working capital (deficit)           $ (19,436)       $  245,598      $  (168,311)    $12,643,160     $ 7,858,856
    Total assets                           28,182           394,906        2,050,602      15,697,415      11,860,086
    Long-term debt, less current              ---               ---          126,908         134,704         300,861
    portion
    Series A Convertible Preferred            ---               ---              ---             ---       3,766,297
    Stock
    Total shareholder's equity            (11,523)          318,028         (139,938)     13,993,745       6,158,020
    (deficit)
    Cash dividends per common share           ---               ---              ---             ---             ---


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company offered 3,000,000 shares of Common Stock, par value $0.001 ("Common Stock"), in its initial public offering ("IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company (117,791 shares) and certain shareholders (82,209 shares) for $5.00 per share. Net of the underwriting discount and related expenses, the Company raised approximately $13,195,000 from the IPO and the underwriter's exercise of the overallotment.

On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Each share of Series A Stock is convertible into shares of Common Stock and Series A Warrants to purchase Common Stock. Net of fees and related expenses, the Company raised approximately $3,766,000.

The Company generates revenues primarily from software licenses and sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from products will continue to be the principal source of the Company's total revenues.

Under the Company's revenue recognition policy, revenues are generally recognized from the license of software upon the signing of a contract and the product shipment. The Company often permits customers to evaluate products being considered for purchase, generally for a period of up to 30 days, in which event the Company does not recognize revenues until the customer has accepted the product. Accordingly, the Company's revenue recognition policy does not necessarily correlate with the signing of a contract or the shipment of a product.

As of December 31, 1997, the Company had an accumulated deficit of approximately $18,339,000. The Company currently expects to incur net losses over the next several quarters as a result of greater operating expenses incurred to fund research and development and to increase its sales and marketing efforts. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that with its current development cycle, it will be able to continue to expense all development costs as incurred.

The Company recently has hired and intends to continue to hire additional senior level personnel. In addition, general and administrative costs have increased significantly since the Company's date of inception and the Company expects such costs to continue to increase in the future.

In 1997, product revenues from Internet Solutions Ltd. and Government Technology Services, Inc. ("GTSI") accounted for approximately 23% and 11%, respectively, of total revenues. In 1996, product revenues from MCI Telecommunications Corporation ("MCI") and the National Security Agency ("NSA") accounted for approximately 12% and 12%, respectively, of total revenues. In 1995, product revenues from GEIS, NCTS Washington, a division of the Department of the Navy, and the U.S. Defense Information Systems Agency accounted for approximately 19%, 10%, and 10%, respectively, of total revenues.

RESULTS OF OPERATIONS

The following table sets forth-certain statement of operations data as a percentage of revenues for the periods indicated:

                                                For the Period Ended
                                   Dec. 31,            Dec. 31,         Dec. 31,
                                   1995                1996             1997
                                   ---------           --------         --------
Revenues:

Products                             99.8 %              95.0 %           94.7 %

Consulting and services               0.2                 5.0              5.3
                                   ------              ------           ------
Total revenues                      100.0               100.0            100.0
                                   ------              ------           ------
Cost of revenues:

Products                             34.1                31.4             22.0

Consulting and services               0.1                 0.9              1.0
                                   ------              ------           ------
Total cost of revenues               34.2                32.3             23.0
                                   ------              ------           ------
Gross profit                         65.8                67.7             77.0
                                   ------              ------           ------
Operating expenses:

Sales and marketing                  11.9                59.8             99.3

General and administrative          122.4                77.9             40.4

Research and development             27.6                31.3             32.0

Restructuring costs                     -                   -              8.5
                                   ------              ------           ------
Total operating expenses            161.9               169.0            180.3
                                   ------              ------           ------
Operating loss                      (96.1)             (101.3)          (103.3)
                                   ------              ------           ------
Other (expense) income:

Interest expense                     (6.0)               (8.3)            (0.1)

Interest income                       0.4                 2.7              3.6
                                   ------              ------           ------
Total other expenses                 (5.6)               (5.6)             3.5
                                   ------              ------           ------
Net loss                           (101.7)             (106.9)           (99.8)

Dividend on preferred stock             -                   -             (0.1)

Deemed dividend on                      -                   -             (6.4)
preferred stock
                                   ------              ------           ------
Loss attributable to holders of    (101.7)%            (106.9)%         (106.3)%
common stock                       ======              ======           ======

COMPARISON OF YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

REVENUES

Total revenues increased from approximately $1,104,000 in 1995, to approximately $6,266,000 in 1996 and to approximately $9,403,000 in 1997. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased significantly from approximately $1,101,000 in 1995, to approximately $5,956,000 in 1996 and to approximately $8,900,000 in 1997. The increase from 1995 to 1996 was due principally to increased sales of the Company's SmartWall product and the introduction of its SmartGate product in December 1995, along with increased sales and marketing efforts. The increase from 1996 to 1997 was due principally to increased sales of the Company's SmartGate product.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased substantially from approximately $2,000 in 1995, to approximately $311,000 in 1996 and to approximately $503,000 in 1997. Consulting and services revenues increased from 1995 to 1996 and from 1996 to 1997 as the Company increased staffing to support consulting and services and product sale installations.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were 34.2%, 32.3% and 23% in 1995, 1996 and 1997, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Cost of product revenues increased from approximately $376,000 in 1995, to approximately $1,969,000 in 1996 and to approximately $2,065,000 in 1997. Cost of product revenues as a percentage of product revenues was 34.2%, 33.0% and 23.2% for 1995, 1996 and 1997, respectively. The dollar increase and percentage decrease in 1996 were primarily attributable to an increase in revenues from increased sales and marketing efforts and from the introduction of SmartGate, combined with a higher product mix of software licenses to turnkey hardware sales. The dollar increase and substantial percentage decrease in 1997 were primarily attributable to an increase in revenues combined with a higher mix of SmartGate software licenses to SmartWall turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased significantly from approximately $800 in 1995, to approximately $57,000 in 1996 and to $97,000 in 1997. Cost of consulting and services revenues as a percentage of consulting and services revenues was 38.4%, 18.2%, and 19.3% for 1995, 1996 and 1997,
respectively. The dollar increases in 1996 over 1995 and in 1997 over 1996 were attributable to increased staffing to support consulting and services. The percentage decrease from 1995 to 1996 was principally due to allocation over a larger revenue base. The percentage increase from 1996 to 1997 was principally due to a reduced emphasis on consulting and a greater concentration on training and support.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $131,000 in 1995, to approximately $3,745,000 in 1996 and to approximately $9,341,000 in 1997. Sales and marketing expenses as a percentage of total revenues were 11.9%, 59.8% and 99.3% in 1995, 1996 and 1997, respectively. The dollar increase in 1996 was principally due to increased personnel, higher levels of sales and marketing efforts and sales associated with the sales of SmartWall and SmartGate. The percentage increase was due to significantly higher expenses. The dollar increase in 1997 was principally due to increased personnel, higher levels of sales and marketing efforts, the recognition of approximately $1,332,000 for bad debt expenses and an increase of approximately $1,248,000 in allowances for accounts receivable. The percentage increase was due to significantly higher expenses. Sales and marketing expenses are expected to decrease both in the aggregate and as a percentage of total revenues in the near term as a result of the Company's efforts to reduce expense. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased substantially from approximately $1,350,000 in 1995 to approximately $4,880,000 in 1996 and decreased significantly to approximately $3,802,000 in 1997. General and administrative expenses as a percentage of total revenues were 122.4%, 77.9% and 40.4% in 1995, 1996 and 1997, respectively. In 1996, the Company recorded non-cash compensation expense of approximately $2,515,000 in conjunction with the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the Company's 1996 Incentive Stock Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the Company's 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James F. Chen, the Company's founder and Chairman of the Board. The non-cash compensation expense was recognized in the second quarter of 1996. In the fourth quarter of 1996, the Company recognized a non-cash compensation expense of approximately $264,000 in conjunction with a contribution to the Company of 52,885 shares of Common Stock by James F. Chen. The remainder of the dollar increase in 1996 was principally attributable to additional hiring of management and administrative personnel and professional and legal fees. The percentage decrease was primarily due to allocation over a larger revenue base. The dollar decrease in 1997 was due to the absence of non-cash compensation expenses, partially offset by higher costs for the recruitment of senior management, professional and legal fees, and a $200,000 non-cash charge attributable to the resetting of the exercise price on certain warrants in the fourth quarter of 1997 (see "4. Related Party Transactions" in the Notes to Financial Statements). The percentage decrease was primarily due to the reduced level of expenditure and the allocation over a larger revenue base. The Company anticipates that general and administrative expenses will increase in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $305,000 in 1995, to approximately $1,961,000 in 1996 and to approximately $3,012,000 in 1997. Research and development expenses as a percentage of total revenues were 27.6%, 31.3% and 32.0% in 1995, 1996 and 1997, respectively. The dollar and percentage increases in 1996 and 1997 were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Restructuring Charge -- Restructuring charge expense consist of the costs associated with the Company's shift in its sales and marketing efforts toward a channel distribution strategy. Accordingly, the Company recognized in the second quarter of 1997 a restructuring charge of $800,000, comprised of $400,000 relating to certain marketing expenses and $400,000 relating to reductions in the Company's workforce. The restructuring and its associated expenses were completed by the end of 1997.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income in 1995 was approximately $5,000 from interest earned on the net proceeds from the Company's private financings, approximately $168,000 in 1996 from interest earned on the net proceeds from the Company's IPO and private financings and approximately $341,000 in 1997 from interest earned on the net proceeds from the Company's IPO and the private placement. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $67,000 in 1995. Interest expense increased substantially to approximately $519,000 in 1996. The increase was primarily due to the Company's issuance of $1,250,000 in promissory notes in 1995, the issuance of approximately $1,250,000 promissory notes in 1996 and the issuance of a promissory note in the amount of $1,500,000 in 1996. Interest expense was approximately $13,000 in 1997 was attributable to interest accreted on promissory notes and capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1995, 1996 and 1997 as a result of the net loss incurred during these periods. As of December 31, 1997, the Company had net operating loss carry forwards of approximately $15,395,000 as a result of net losses incurred since inception.

Dividend on Preferred Stock -- The Company provided approximately $13,000 for a dividend on preferred stock.

Deemed Dividend on Preferred Stock - In December 1997, the Company recorded a deemed dividend on the Series A Stock of $600,000, or $150 per share of Series A Stock, in accordance with the Securities and Exchange Commission's position on accounting for preferred stock which is convertible at a discount to the market price for common stock.


LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1996, the Company commenced an IPO of its Common Stock, which ultimately provided the Company with net proceeds, inclusive of the underwriter's exercise of the overallotment, of approximately $13,195,000. On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Each share of Series A Stock is convertible into shares of Common Stock and Series A Warrants. Net of fees and related expenses, the Company raised approximately $3,766,000. As of December 31, 1997, the Company had nominal debt and had cash and cash equivalents of approximately $6,203,000 and working capital of approximately $7,858,000.

The Company's operating activities used cash of approximately $1,121,000, $5,119,000, and $8,823,000 in 1995, 1996 and 1997, respectively. Cash used in operating activities was principally a result of net losses and increases in accounts receivable, prepaid expenses and inventory, which were partially offset by increases in accounts payable, the establishment of allowances for potentially uncollectible accounts receivable and non-saleable inventory, non-cash expenses related to the issuance of certain stock options and non-cash charges for preferred stock dividends.

Capital expenditures for property and equipment were approximately $20,000, $562,000 and $669,000 in 1995, 1996 and 1997, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects capital expenditures to be less in 1998, as it has completed its relocation to Germantown, Maryland and intends primarily to lease computer equipment and office furniture in the future. In 1997, the Company paid a security deposit of $370,000 as part of the six year operating lease agreement for its principle office in Germantown, Maryland and made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus J. Ranum, the Company's Chief Scientist.

Prior to its IPO, the Company had financed its operations through the private sale of equity securities, notes to shareholders and short-term borrowings. In 1995, the Company raised approximately $400,000 through the sale of Common
Stock. In addition, in December 1995 and January 1996, the Company raised $2,500,000 from the sale of 7% unsecured promissory notes scheduled to mature on June 30, 1996. In addition, in April 1996, the Company raised approximately $1,000,000 by selling an additional 222,222 shares of its former Series A Convertible Preferred Stock ("Old Series A Stock) at $4.50 per share. In April and May of 1996, the Company exchanged all of the 7% unsecured promissory notes for Old Series A Stock. Upon consummation of the IPO, each share of Old Series A Stock automatically converted into 1.20 shares of Common Stock and the Old Series A Stock was retired.

In June 1996, the Company raised an additional $1,500,000 by issuing to JMI Equity Fund II, L.P. ("JMI") an 8% unsecured senior subordinated note with detachable warrants to purchase 333,332 shares of Common Stock of which 266,666 were exercisable at $4.50 per share ("$4.50 Warrants") and 66,666 were exercisable at $0.015 per share ("$0.015 Warrants"). The note was redeemed upon consummation of the IPO and the $0.015 Warrants were exercised on June 28, 1996. Pursuant to the terms of the $4.50 Warrants, upon consummation of the IPO at a price per share of $5.00, the $4.50 Warrants were adjusted to entitle JMI to purchase 319,999 shares of Common Stock at $3.75 per share. The $4.50 Warrants were further adjusted on November 21, 1997 to entitle JMI to purchase 383,999 shares of Common Stock at $3.125 per share as a result of the issuance of warrants to David D. Dawson to purchase 300,000 shares of Common Stock at an exercise price of $3.125 per share. As of March 18, 1998, 276 shares of Series A Stock had been converted at an exercise price of $2.1144, which will result in a further adjustment of the $4.50 Warrants and a further non-cash expense during the first quarter of 1998. The $4.50 Warrants may be further adjusted as a result of subsequent conversions of the Series A Stock and/or the issuance of options under the Company's proposed 1998 Incentive Stock Plan.

Financing activities include cash received of approximately $1,261,000 from the exercise of stock options during 1997. Also in the second quarter of 1997, the Company received 6,020 shares of Common Stock as payment for stock options issued under the 1996 Non-Statutory Stock Option Plan. The Company retired the 6,020 shares of Common Stock.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through March 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA













                               V-ONE CORPORATION
                              FINANCIAL STATEMENTS
                                    --------

                          As of December 31, 1996 and
                     1997 and for the years ended December
                            31, 1995, 1996, and 1997

                                      AND
                                 REPORT THEREON
                                    --------

Coopers                                             Coopers & Lybrand L.L.P.
& Lybrand                                           a professional services firm


                        REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors of V-ONE Corporation

We have audited the accompanying balance sheets of V-ONE Corporation (the Company) as of December 31, 1996 and 1997 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1995, 1996, and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1997 and the results of its operations and its cash flows for the years ended December 31, 1995, 1996, and 1997, in conformity with generally accepted accounting principles.


                                                    /s/ Coopers & Lybrand L.L.P.



McLean, Virginia
March 13, 1998

                                                            V-ONE CORPORATION
                                                             BALANCE SHEETS
                                                                --------

                                                                 ASSETS




                                                                                            December 31,
                                                                                       1996          1997
                                                                                       ----          ----
Current assets:
    Cash and cash equivalents                                                       $10,894,375   $ 6,203,525
    Accounts receivable, less allowances of $252,395 and
      $1,500,405 as of December 31, 1996 and 1997, respectively                       2,647,195     2,556,979
    Finished goods inventory, less allowances of $50,000 and $212,700
      as of December 31, 1996 and 1997, respectively                                    418,870       368,120
    Prepaid expenses and other current assets                                           173,411       328,261
                                                                                    -----------  ------------
         Total current assets                                                        14,133,851     9,456,885

Property and equipment:
    Office and computer equipment                                                       790,373     1,251,922
    Furniture and fixtures                                                               98,579       165,316
                                                                                    -----------  ------------
                                                                                        888,952     1,417,238
Less accumulated depreciation                                                          (132,365)     (415,657)
                                                                                    -----------  -------------
                                                                                        756,587     1,001,581
Licensing fee, net of accumulated amortization of $70,764 and $353,820
    as ofDecember 31, 1996 and 1997, respectively                                       778,409       538,434
Other assets                                                                             28,568       863,186
                                                                                    -----------  ------------
         Total assets                                                               $15,697,415   $11,860,086
                                                                                    ===========  ============


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                           $ 1,311,044   $  1,151,589
    Deferred revenue                                                                     97,748        412,647
    Notes payable - current                                                              16,667        16,667
    Capital lease obligations - current                                                  65,232        17,126
                                                                                    -----------  ------------
         Total current liabilities                                                    1,490,691     1,598,029

Notes payable - noncurrent                                                               22,222         5,555
Deferred rent                                                                            78,275        36,879
Capital lease obligations - noncurrent                                                  112,482       295,306
                                                                                    -----------  ------------
         Total liabilities                                                            1,703,670     1,935,769

Commitments and contingencies





Mandatorily redeemable series A convertible  preferred  stock, $0.001 par value;
    13,333,333 shares authorized; -0- and 4,000 shares issued and outstanding as of  December  31, 1996 and 1997,  respectively  (liquidation  preference  of
    $4,012,600)                                                                               -     3,766,297

Shareholders' equity:
Common stock,  $0.001 par value;  33,333,333 shares  authorized;  12,658,347 and
    13,070,235  shares issued and  outstanding;  -0- and 1,476,000  reserved for conversion, as of December 31, 1996 and 1997,
    respectively                                                                         12,658        13,070
Additional paid-in capital                                                           22,608,866    24,649,538
Notes receivable from sales of common stock                                            (287,400)     (166,011)
Accumulated deficit                                                                  (8,340,379)  (18,338,577)
                                                                                    -----------   -----------
Total shareholders' equity                                                           13,993,745     6,158,020
                                                                                    -----------   -----------
Total liabilities and shareholders' equity                                          $15,697,415   $11,860,086
                                                                                    ===========   ===========



   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                    --------



                                                            1995             1996             1997
                                                            ----             ----             ----
               Revenues:
                  Products                          $  1,101,418      $ 5,955,592      $ 8,899,973
                  Consulting and services                  2,083          310,557          502,771
                                                    ------------      -----------      -----------

                       Total revenues                  1,103,501        6,266,149        9,402,744
                                                    ------------      -----------      -----------
               Cost of revenues:
                  Revenues:
                  Products                               376,359        1,969,117        2,064,645
                  Consulting and services                    800           56,502           96,949
                                                    ------------      -----------      -----------
                       Total cost of revenues            377,159        2,025,619        2,161,594
                                                    ------------      -----------      -----------
               Gross profit                              726,342        4,240,530        7,241,150
                                                    ------------      -----------      -----------
               Operating expenses:
                  Sales and marketing                    130,917        3,744,630        9,341,208
                  General and administrative           1,350,361        4,879,940        3,801,828
                  Research and development               304,973        1,960,727        3,012,051
                  Restructuring costs                        -                  -          800,000
                                                    ------------      -----------      -----------
                  Total operating expenses             1,786,251       10,585,297       16,955,087

               Operating loss                         (1,059,909)      (6,344,767)      (9,713,937)
                                                    ------------      -----------      -----------
               Other (expense) income:
                  Interest expense                       (66,615)        (518,965)         (13,130)
                  Interest income                          4,513          168,176          341,469
                                                    ------------      -----------      -----------
               Total other (expense) income              (62,102)        (350,789)         328,339
                                                    ------------      -----------      -----------
               Net loss                               (1,122,011)      (6,695,556)      (9,385,598)

               Dividend on preferred stock                -                  -              12,600

               Deemed dividend on
                  preferred stock                         -                  -             600,000
                                                    ------------      -----------      -----------
               Loss attributable to holders of
                  common stock                      $ (1,122,011)     $(6,695,556)     $(9,998,198)
                                                    ============      ===========      ===========
               Basic loss per share attributable
                  To holder of common stock         $      (0.14)           (0.72)     $     (0.78)
                                                    ============      ===========      ===========
               Weighted average number of
               common shares outstanding               8,099,223        9,245,305       12,868,859
                                                    ============      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                   ----------

                                                                               Notes
                                                               Additional    Receivable
                                            Common Stock        Paid-in        from        Accumulated
                                        Shares       Amount     Capital     Stock Sales     Deficit          Total
                                        ------       ------     -------     -----------     -------          -----

Balance, January 1, 1995               7,863,139   $  7,863    $  832,937   $    -        $ (522,772)    $  318,028
Sale of common stock                     107,954        108       399,892        -              -           400,000
Contribution capital in lieu of
    cash compensation                   (132,666)      (133)          133        -              -             -
Issuance of common stock in
    accordance with anti-dilution
    agreement                             56,000         56           (56)       -              -             -
Issuance of common stock as
    payment for accrued interest          76,666         77        32,468        -              -            32,545
Issuance of common stock as
    payment for services                 333,333        333       141,167        -              -           141,500
Contributed capital in lieu of
    cash compensation                     -             -          90,000        -              -            90,000
Net loss                                  -             -               -        -        (1,122,011)    (1,122,011)
                                      ----------    -------    ----------   ---------     ----------    -----------

Balance, December 31, 1995             8,304,426      8,304     1,496,541        -        (1,644,783)      (139,938)
Contribution of common stock
    from related party                  (383,965)      (384)      288,360        -              -           287,976
Issuance of common stock
    related to 1996 Non-Statutory
    Stock Option Plan                    383,965        384     1,727,459     287,400)          -         1,440,443
Issuance of common stock
    as payment for services               11,111         11        49,989        -              -            50,000
Issuance of non-qualified stock
    options below fair market
    value                                   -            -        487,796        -              -           487,796
Issuance of warrants to purchase
    common stock                            -            -        299,000        -              -           299,000
Exercise of warrants to purchase
    common stock                          66,666         67           933        -              -             1,000
Issuance of common stock as
    payment of a note                     73,333         74       329,926        -              -           330,000
Contribution of common stock
    from related party                  (153,333)      (153)          153        -              -             -
Issuance of common stock as
    payment on accrued interest          153,333        153        64,937        -              -            65,090
Repurchase of fractional shares
    of common stock related to
    the reverse stock split                   (9)        -            (41)       -               (40)           (81)
Issuance of common stock as
    payment of licensing fees            188,705        188       848,985        -              -           849,173





Public sale of common stock
    at $5.00 per share, net of
    issuance costs                     3,000,000      3,000    12,641,755        -              -        12,644,755
Contribution of common stock
    from related party                   (52,885)       (53)      264,531        -              -           264,478
Conversion of preferred stock to
    common stock at 1-to-1.2
    ratio                                949,209        949     3,558,605        -              -         3,559,554
Issuance of common stock due
    to exercise of overallotment
    option                               117,791        118       549,937        -              -           550,055
Net loss                                    -            -              -        -        (6,695,556)    (6,695,556)
                                      ----------     ------    ----------     ---------   ----------     ----------
Balance, December  31, 1996           12,658,347     12,658    22,608,866      (287,400)  (8,340,379)    13,993,745
Issuance of common stock
    related to 1995 and 1996 Stock
    Option Plans                         417,908        418     1,260,975         -             -         1,261,393
Payments received in connection
     with notes receivable for stock        -          -             -           88,480         -            88,480
Retirement of common stock                (6,020)        (6)      (32,903)       32,909         -              -
Issuance of warrants to purchase
     common stock                         -            -          200,000        -              -           200,000
Dividend and deemed dividend
     on preferred stock                   -            -          612,600        -              -           612,600
Net loss                                  -            -                -        -         (9,998,198)   (9,998,198)
                                      ----------   --------   -----------     ---------  ------------    ----------
Balance, December  31, 1997           13,070,235   $ 13,070   $24,649,538     $(166,011) $(18,338,577)   $6,158,020
                                      ==========   ========   ===========     =========   ===========    ==========



   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS
                                    --------


                                                                              For the years ended
                                                                                December 31,
                                                                     1995             1996             1997
                                                                     ----             ----             ----

  Cash flows from operating activities:
  Net loss attributable to common stock                       $(1,122,011)     $(6,695,556)     $(9,998,198)
  Adjustments to reconcile net loss to net cash from
         used in operating activities:
  Provision for doubtful accounts receivable                       23,620          228,775        1,248,010
  Provision for obsolete inventory                                 50,000            -              162,700
  Depreciation and amortization                                    24,623          172,582          591,965
     Loss on disposal of assets                                    -                 -              101,354
     Interest expense on accretion of note payable                 -               299,000           -
     Consulting expense satisfied by issuance of
         common stock                                              -                45,833           -
     Compensation expense satisfied by issuance of
         common stock                                             141,500           -                -
     Compensation expense for issuance of
         non-qualified stock options                               -               487,796           -
     Compensation expense recognized for receipt
         of contributed capital                                    90,000           -                -
     Compensation expense for common stock
         contributed to stock option plan                          -               287,976           -
     Compensation expense for issuance of common
         stock related to 1996 non-statutory stock
         option plan                                               -             1,440,443           -
     Compensation expense recognized for conversion
         of preferred stock to common                              -               264,425           -
     Noncash charges for preferred stock dividends
         and accretion of preferred stock to common                -                -               612,600
     Noncash charge related to issuance of warrants
         of preferred stock to common                              -                -               200,000
     Accrued interest satisfied with common stock                  32,545           65,090           -
     Accrued interest satisfied with preferred stock               -                59,554           -
  Changes in assets and liabilities:
     Accounts receivable                                         (265,172)      (2,633,578)      (1,157,794)
     Inventory                                                   (307,630)        (161,240)        (111,950)
     Prepaid expenses and other                                   (24,145)        (173,667)        (782,549)
     Accounts payable and accrued expenses                        235,919        1,194,035          114,048
                                                            -------------      -----------      -----------
  Net cash used in operating activities                        (1,120,751)      (5,118,532)      (9,019,814)
                                                            -------------      -----------      -----------
  Cash flows from investing activities:
     Purchase of property and equipment                           (19,840)        (562,190)        (353,110)
     Investment in affiliate                                       -                -              (250,000)
     Collection of note receivable                                 -                 -               88,480
                                                            -------------     -------------    ------------
         Net cash used in investing activities                    (19,840)        (562,190)        (514,630)
                                                            -------------     ------------     ------------




  Cash flows from financing activities:
  Issuance of common stock                                        400,000           -                -
     Issuance of common stock in public sale                       -            15,000,000           -
     Payment of stock issuance costs                               -            (2,355,245)        (233,703)
     Issuance of common stock due to exercise
         of overallotment option                                   -               550,055           -
     Issuance of preferred stock                                   -             1,000,000        4,000,000
     Issuance of debt with detachable warrants                     -             1,500,000           -
  Exercise of options and warrants                                 -                 1,000        1,261,393
     Issuance of notes payable                                  1,300,000        1,250,000           -
     Issuance of notes payable to related parties                 454,351           -                -
     Principal payments on capitalized lease obligations           (7,011)         (43,843)        (167,429)
     Repayment of notes payable                                    -               (11,111)         (16,667)
     Repayment of notes payable to related parties                 -            (1,644,144)            -
                                                               ----------      -----------      -----------
         Net cash provided by financing activities              2,147,340       15,246,712        4,843,594
                                                               ----------      -----------      -----------

  Net increase (decrease) in cash and cash equivalents          1,006,749        9,565,990       (4,690,850)

  Cash and cash equivalents at beginning of period                321,636        1,328,385       10,894,375
                                                               ----------      -----------      -----------

  Cash and cash equivalents at end of period                   $1,328,385      $10,894,375      $ 6,203,525
                                                               ==========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                     STATEMENTS OF CASH FLOWS - (Continued)
                                    --------


                                                                               For the years ended
                                                                                   December 31,
                                                                     1995             1996             1997
                                                                     ----             ----             ----

  Noncash investing and financing activities:
     Property and equipment acquired through
         capital leases                                         $  123,392     $   98,165      $   302,147
                                                                ==========     ==========      ===========
     Retirement of fully depreciated property and
         equipment                                              $        -     $    5,405      $         -
                                                                ==========     ==========      $==========
     Retirement of common stock                                 $        -     $        -      $    32,909
                                                                ==========     ==========      ===========
     Deemed dividend and dividend on preferred stock            $        -     $        -      $   612,600
                                                                ==========     ==========      ===========
     Issuance of common stock as compensation                   $  141,500     $        -      $         -
                                                                ==========     ==========      ===========
     Issuance of stock purchase warrants                        $        -     $        -      $   200,000
                                                                ==========     ==========      ===========
     Accrued interest satisfied with common stock               $   32,545     $   65,090      $         -
                                                                ==========     ==========      ===========
     Notes received for stock options exercised                 $        -     $  287,400      $         -
                                                                ==========     ==========      ===========
     Consulting expense recognized by issuance of
         common stock                                           $        -     $   50,000      $         -
                                                                ==========     ==========      ===========
  Notes payable plus accrued interest satisfied with
         preferred stock                                        $        -     $2,559,554      $         -
                                                                ==========     ==========      ===========
  Issuance of common stock to satisfy note payable
         to related party                                       $        -     $  330,000      $         -
                                                                ==========     ==========      ===========
  Issuance of common stock payment of licensing fee             $        -     $  849,173      $         -
                                                                ==========     ==========      ===========
  Conversion of preferred stock to common stock                 $        -     $3,559,554      $         -
                                                                ==========     ==========      ===========
  Repurchase of fractional shares of common
         stock related to the reverse stock split               $        -     $       81      $         -
                                                                ==========     ==========      ===========
  Supplemental cash flow  disclosure:
     Cash paid for interest                                     $      182     $  133,042      $    13,130
                                                                ==========     ==========      ===========


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

  1.     NATURE OF BUSINESS

         V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, and regional offices in New York and California; and secondary markets located in Europe and Japan.

         The Company was originally incorporated in the State of Maryland on February 16, 1993 with the authorization to issue 5,666,666 shares of Common Stock. The Board of Directors authorized and the shareholders approved a stock split of the Company's Common Stock as of November 11, 1995 increasing authorized Common Stock to 13,333,333 shares. Effective February 7, 1996, the Company merged with a pre-existing corporation formed in Delaware. The Delaware corporation became the surviving corporation.

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


  2.     SIGNIFICANT ACCOUNTING POLICIES

              REVENUE RECOGNITION

              Revenues are generally recognized from the license of software upon the signing of a contract and shipment of the product. The Company often permits customers to evaluate products being considered for purchase, generally for a period up to 30 days, in which event the Company does not recognize revenues until the customer has accepted the product. Accordingly, the Company's revenue recognition policy does not necessarily correlate with the signing of a contract or the shipment of a product. Allowances for estimated future returns, credits and doubtful accounts are netted against accounts receivable. Service and training revenues are recognized as the services are performed.

              Maintenance and support revenues are recognized ratably over the contract term, typically one year. Payments received in advance of revenue recognition are included in deferred revenue.

              In certain instances, the Company recognizes revenues from the sale of systems using the percentage of completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract. When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known.

              In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 (SOP 97-2) SOFTWARE REVENUE RECOGNITION, which requires specific criteria be met prior

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

              to the recognition of revenue from software arrangements consisting of multiple elements. This statement becomes effective for fiscal years beginning after December 15, 1997. The Company believes that future adoption of this statement will not have a significant impact on its results of operations or financial position.

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

              PROPERTY AND EQUIPMENT

              Office and computer equipment and furniture and fixtures are recorded at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over a useful life of the assets, generally three to seven years. Depreciation expense was $24,623, $101,818 and $285,213 for the years ended December 31, 1995, 1996 and 1997, respectively.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

              Repairs and maintenance costs are charged to expense as incurred. Upon sale or retirement of property and equipment, the costs and related accumulated depreciation are eliminated from the accounts and any resulting gain or loss on such disposition is included in the determination of net income.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

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

              The Company provides a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely that some or all of the deferred tax assets may not be realized.

              COMPUTATION OF NET LOSS PER COMMON SHARE

              The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") effective December 31, 1997. All prior period net loss per share amounts have been restated to comply with the provisions of SFAS 128. Basic earnings (or loss) per share is computed by dividing net income or (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding, determined in the following table. However, the computation of diluted loss per share was antidilutive in each of the years presented; therefore, basic and diluted loss per share are the same.


                                                         1995           1996         1997
                                                         ----           ----         ----
              Weighted average shares outstanding
                 used to compute basic earnings per
                  share                                  8,099,223      9,245,305   12,868,859

              Incremental shares issuable upon the
                assumed conversion of convertible
                preferred stock                             -               -             -

              Incremental shares issuable upon the
                assumed exercise of stock options and
                warrants                                    -               -             -
                                                        ----------     ----------   ----------

              Shares used to compute diluted
                earnings per share                       8,099,223      9,245,305   12,868,859
                                                        ==========     ==========   ==========


              RISKS, UNCERTAINTIES AND CONCENTRATIONS

              Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash balances

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

              exceed federally insured amounts. The Company invests its cash primarily in money market funds with an international commercial bank. The Company had cash invested in these funds of $1,175,279, $10,875,652, and $5,981,688 as of December 31, 1995, 1996 and
              1997, respectively. The Company has not experienced any losses to date on its invested cash.

              The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has provided sufficient provisions to prevent a significant impact of credit losses to the financial statements.

              In 1995, three customers accounted for approximately 39% of total revenues. In 1996, two customers accounted for approximately 24% of total revenues and, when combined with a third customer, aggregated 41% of total accounts receivable at December 31, 1996. As of December 31, 1997 and for the year then ended, two customers comprised 34% and 56% of total revenues and accounts receivable, respectively.

              The Company had significant purchases of product from one major supplier in the amount of approximately $307,000 during fiscal 1996 and approximately $1,201,000 from the same supplier and another major supplier during fiscal year 1997, representing 16% and 58% of total product cost of revenues for those periods, respectively. No supplier accounted for more than 10% of total product cost of revenues in 1995.


 3.      NOTES PAYABLE

         In October 1995, the Company entered into a $50,000 loan agreement with an international financial institution. The loan requires monthly payments of interest at a rate equal to the institution's prime lending rate for the first twelve months or 8.25% as of December 31, 1996. In October 1996, the interest rate increased to 1.5% over prime or 10% as of December 31, 1997. The Company is required to repay the loan through 36 monthly payments commencing May 1996. The loan is collateralized by the assets of the Company.

         In both December 1995 and January 1996, the Company issued $1,250,000 in 7% uncollateralized promissory notes to fourteen individual investors. During April 1996, the principal and accrued interest was converted into shares of the Company's former Series A Convertible Preferred Stock ("Old Series A Stock") which was, concurrent with the Company's initial public offering ("IPO"), converted to Common Stock (See Note 7.)

             Maturities of notes payable as of December 31, 1997 are as follows:

                                        1998           $     16,667
                                        1999                  5,555
                                                       ------------
                                                       $     22,222
                                                       ============

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

  4.     RELATED PARTY TRANSACTIONS

         On June 1, 1995, the Company borrowed $330,000 from Scientek Corporation and issued a promissory note, bearing no interest, due June 1, 1996. The note was assigned to Hai Hua Cheng (a former board member of the Company), by Scientek Corporation. The terms of the note provided that, as further consideration for the loan, the Company would issue 153,333 shares of Common Stock to Mr. Cheng immediately after repayment of the loan. On June 12, 1996, in consideration for Mr. Cheng's agreement not to demand payment of the note until May 31, 1997, the Board of Directors authorized the Company to offer Mr. Cheng the option to receive Common Stock based on a $4.50 per share conversion price in lieu of cash in payment of the note. The Board reserved and authorized the issuance of 73,333 shares of Common Stock for this purpose. On June 28, 1996, the Company repaid the loan by issuing 226,666 shares of Common Stock to Mr. Cheng, inclusive of the 153,333 shares of Common Stock described above. In connection with this loan, the Company recognized interest expense of $56,954 and $40,681 during the years ended December 31, 1995 and 1996, respectively.

         The Company's founder, Chairman of the Board, and majority shareholder, advanced the Company operating funds under three separate promissory notes. The notes bore interest at 8% and were due on demand. Following the consummation of the IPO, the Company repaid the outstanding balance of the notes and all accrued interest.

         During June 1996, the Company borrowed $1,500,000 and issued an 8% uncollateralized senior subordinated note due June 18, 2000, with 333,332 detachable warrants to purchase Common Stock. Of the original
         333,332 detachable warrants, 266,666 were exercisable at $4.50 per share, and 66,666 were exercisable at $0.015 per share. Because the initial offering price per share of Common Stock in the IPO was less than $7.00, each share of Old Series A Stock was automatically converted into 1.20 shares of Common Stock and the 266,666 warrants were converted into 319,999 warrants exercisable at $3.75 per share. James F. Chen, the Company's founder and Chairman of the Board, contributed 13,333 shares of Common Stock due to the increase in the Old Series A Stock's conversion ratio. The Company allocated $1,201,000 and $299,000 to notes payable and additional paid-in capital, respectively, based upon the pro-rata fair market value of the instruments. As of December 31, 1996, the $299,000 allocated to additional paid-in capital was fully amortized. Following the consummation of the IPO, the Company repaid the outstanding balance of the note and all accrued interest. The 66,666 detachable warrants with an exercise price of $0.015 were exercised on June 28, 1996. The remaining 319,999 detachable warrants with an exercise price of $3.75 outstanding at December 31, 1996, increased to 383,999 exercisable at $3.125, as a result of the anti-dilution clause arising from the issuance of 300,000 warrants with an exercise price of $3.125 to David
         D. Dawson, President and Chief Executive Officer, on November 21, 1997. The Company recognized expense of $200,000 due to the increase and decrease in the number of the detachable warrants and exercise price, respectively. These warrants may be further adjusted as a result of subsequent conversions of the Company's new Series A Convertible Preferred Stock (see Note 7) and/or the issuance of options under the Company's 1998 Incentive Stock Plan.

         In January 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc. ("NFR") in exchange for ten percent of NFR common stock. NFR develops software to provide network administrators with network audit capabilities. NFR is headed by the Company's former Chief Scientist, who continues to work as a consultant for the Company.


  5.     SELECTED BALANCE SHEET INFORMATION

         Other assets consist of the following at December 31:

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

                                                       1996           1997
                                                   -----------    ------------
               Deposits                            $    28,568    $    613,186
               Investment in NFR                             -         250,000
                                                   -----------    ------------
                                                   $    28,568    $    863,186
                                                   ===========    ============


         Accounts payable and accrued expenses consist of the following at December 31:

                                                       1996           1997
                                                   -----------    ------------
               Accounts payable                    $   645,602    $    601,046
               Accrued compensation                    172,299         473,507
               Accrued IPO costs                       139,679               -
               Accrued contract costs                  155,000               -
               Accrued marketing costs                  55,000          48,193
               Sales tax payable                       118,464          28,843
               Other accrued expenses                   25,000               -
                                                   -----------    ------------
                                                   $ 1,311,044    $  1,151,589
                                                   ===========    ============


6.       INCOME TAXES

         The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                                    1996             1997
                                                ------------     ------------
        Deferred tax assets (liabilities):
          Deferred revenue                      $     37,750     $          -
          Inventory allowance                         19,310           82,145
          Allowance for bad debts                     97,475          579,456
          Deferred rent                               30,230           14,243
          Non-deductible accruals                     93,993           59,071
          Stock-based employee  compensation         188,388          188,388
          Licensing fee                             (300,622)        (123,980)
          Net operating loss carryforward          2,894,848        5,698,817
                                                ------------     ------------

        Total gross deferred tax asset             3,061,372        6,416,243
        Valuation allowance                       (3,061,372)      (6,416,243)
                                                ------------     ------------

        Net deferred tax asset                  $          -     $          -
                                                ============     ============

         The net  change  in the  valuation  allowance  from 1996 to 1997 is due principally to the increase in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 1997, the Company had net operating loss carryforwards of approximately $15,395,000 for Federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin to expire in 2008.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

  7.     SHAREHOLDERS' EQUITY

              OLD SERIES A STOCK

              During April and May, 1996, the Board of Directors authorized the issuance of 791,011 shares of Old Series A Stock with a par value of $0.001. On April 15, 1996, the Company repaid the full amount of the 7% uncollateralized promissory notes outstanding, including accrued interest, to seven of the investors who participated in the December 1995 and January 1996 note offering, by issuing shares of the Company's Old Series A Stock, at a price of $4.50 per share. The Company paid cash to each of these investors in an amount equal to the value of any fractional shares of Old Series A Stock that would otherwise have been transferred to such investors. In addition, the Company permitted the seven investors to purchase an additional 222,222 shares of Old Series A Stock at a price of $4.50 per share. Of the remaining seven investors, two transferred their notes to one of the other remaining investors. The remaining five investors exchanged their notes, including the transferred notes, for shares of the Company's Old Series A Stock on May 24, 1996, also at a price of $4.50 per share. A total of 791,011 shares of Old Series A Stock were issued on May 24, 1996.

              In connection with the IPO, each share of Old Series A Stock automatically converted into 1.20 shares of Common Stock. The 791,011 shares of Old Series A Stock were converted into 949,209 shares of Common Stock. James F. Chen, the Company's founder and Chairman of the Board, contributed 39,552 shares of Common Stock, to the Company due to the increase in the Old Series A Stock's conversion ratio, because the initial offering price per share of Common Stock in the IPO was less that $7.00.

              MANDATORILY REDEEMABLE PREFERRED STOCK

              On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage Fund II Ltd. ("Advantage") for $4 million, less issuance costs of approximately $234,000. Each share of Series A Stock is convertible into shares of Common Stock and warrants to purchase shares of Common Stock ("Series A Warrants").

              The holders of Series A Stock are entitled to receive, at the discretion of the Board of Directors, dividends at the rate of $50.00 per annum per share, which are fully cumulative, accrue without interest from the date of original issuance and are payable quarterly commencing March 1, 1998. The amount of the dividends payable per share of Series A Stock for each quarterly dividend is computed by dividing the annual dividend amount by four. Dividends not paid on a payment date, whether or not such dividends have been declared, will bear interest at the rate of twelve percent per annum until paid. The Company can elect to issue shares of the Company's Common Stock in payment of dividends on the Series A Stock.

              In the event of any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, the holders of Series A Stock are entitled to receive out of the assets of the Company, an amount per share of Series A Stock equal to the liquidation preference before any payment shall be made to holders of any class of Common Stock or any stock ranking on liquidation junior to the Series A Stock, an amount equal to the sum of (1) all dividends accrued and unpaid thereon to the date of final distribution to such holders, (2) accrued and unpaid interest on dividends in arrears and (3) $1,000. The liquidation preference of

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


              the Series A Stock is $4,012,600 as of December 31, 1997. In the event, the assets of the Company are insufficient to pay liquidation preference amounts, then all of the assets available for distribution shall be distributed ratably among the holders of Series A Stock.

              CONVERSION RIGHTS. Each share of Series A Stock is convertible at the option of the holder into shares of Common Stock and warrants to purchase Common Stock ("Series A Warrants"). The number of Series A Warrants issuable on conversion of a share of Series A Stock is the number of shares of Common Stock issued on conversion per share of Series A Stock divided by 5. The exercise price per share of each Series A Warrant is $4.77 per share. Each Series A Warrant is exercisable for 5 years from the date of conversion. The number of shares of Common Stock issuable on exercise of the Series A Warrants and the exercise price per share is subject to adjustment in certain circumstances.

              The number of shares of Common Stock issuable per share of Series A Stock is determined by dividing the sum of (a) $1,000, (b) accrued and unpaid dividends, and (c) interest on dividends in arrears ("Conversion Amount") by the lesser of (1) $4.77 ("Ceiling Price") and (2) the product of the applicable Conversion Percentage and the Average Market Price on the conversion date. The "Conversion Percentage" is generally 85%; however, if (1) the registration statement ceases to be available for use by any holder of Series Stock that is named therein as a selling stockholder for any reason, or (2) a holder of Series A Stock becomes unable to convert any shares of Series A Stock in accordance with the Certificate of Designations of Series A Convertible Preferred Stock ("Series A Certificate") (other than by reason of the 4.9% limitation described below), then (A) the applicable Conversion Percentage is permanently reduced by 2% per month up to a maximum aggregate reduction in the Conversion Percentage of 10% and (B) the Ceiling Price is permanently reduced by $.0954 per month up to a maximum aggregate reduction in the Ceiling Price of $.477. However, in lieu of each such reduction, the Company can make cash payments equal to 2% of the aggregate subscription price per share ($1,000 per share) of Series A Stock (which amount is limited to 10% of the aggregate subscription price). The Conversion Amount is adjusted in the event the Company issues certain rights or warrants or distributes to the holders of securities junior to the Series A Stock evidences of indebtedness or assets. The "Average Market Price" is the average of the lowest sale price on the Nasdaq National Market on each of the five trading days having the lowest sale price during the 25 consecutive trading days prior to the measurement date, which in the case of a dividend paid in shares of Common Stock is the dividend payment date.

              No holder of Series A Stock is entitled to receive shares of Common Stock on conversion of its Series A Stock or on exercise of its Series A Warrants to the extent that the sum of (1) the shares of Common Stock owned by such holder and its affiliates and (2) the shares of Common Stock issuable on conversion of the Series A Stock and on exercise of its Series A Warrants would result in beneficial ownership by such holder and its affiliates of more than 4.9% of the outstanding shares of Common Stock. Beneficial ownership for this purpose is determined in accordance with
              Section 13(d) of the Securities Exchange Act of 1934, excluding shares of Common Stock so owned through ownership of unconverted shares of Series A Stock and unexercised Series A Warrants.

              If a holder tenders his or her shares of Series A Stock for conversion and does not receive certificates for all of the shares of Common Stock and Series A Warrants to which such holder is

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

              entitled when required, then, among other things, the Ceiling Price otherwise applicable to such conversion is reduced by $.0954 and the Conversion Percentage otherwise applicable to such conversion is reduced by 2%.

              MANDATORY REDEMPTION. The Series A Certificate provides that the Company is not obligated to issue, upon conversion of the Series A Stock, more than the number of shares of Common Stock that the Company may issue pursuant to the rules of Nasdaq ("Maximum Share Amount"), less the aggregate number of shares of Common Stock issued by the Company as dividends on the Series A Stock. The Company is seeking approval from the holders of Common Stock to issue shares of Common Stock in connection with the Series A Stock in excess of the amounts permitted by Nasdaq Rule 4460(i)(1)(D).

              If the Company would not be obligated to convert shares of Series A Stock because of the Maximum Share Amount limitation, the Company is required to give a notice to that effect to each holder of Series A Stock. In such event, a holder may require the Company to redeem such portion of its Series A Stock that cannot be converted as a result of this limitation at the "Share Limitation Redemption Price" per share. The "Share Limitation Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by (b) the applicable Conversion Percentage and
              (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

              In addition, the Company is obligated to redeem all outstanding shares of Series A Stock on December 8, 2000 at the "Redemption Price" per share. The "Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

              OPTIONAL REDEMPTION BY THE COMPANY. As long as the Company is in compliance in all material respects with its obligations to the holders of Series A Stock under the Series A Certificate and the registration rights agreement with Advantage, the Company may redeem all or, from time to time, part of the outstanding shares of Series A Stock at the Redemption Price per share.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

              OPTIONAL REDEMPTION BY THE HOLDERS OF SERIES A STOCK. In the event an "Optional Redemption Event" occurs, each holder of Series A Stock has the right to require the Company to redeem all or a portion its shares of Series A Stock at the "Optional Redemption Price" per share. "Optional Redemption Event" means any one of the following: (1) for any period of five consecutive trading days there is no closing bid price of the Common Stock on any national securities exchange or the Nasdaq National Market; (2) the Common Stock ceases to be listed for trading on the Nasdaq National Market, the New York Stock Exchange ("NYSE"), the American Stock Exchange ("AMEX") or the Nasdaq SmallCap Market; (3) the inability for 30 or more days (whether or not consecutive) of any holder of shares of Series A Stock who is entitled to optional redemption rights to sell such shares of Common Stock issued or issuable on conversion of shares of Series A Stock pursuant to the registration statement for any reason on each of such 30 days; (4) the Company fails or defaults in the timely performance of any material obligation to a holder of shares of Series A Stock under the terms of the Series A Certificate or under the registration rights agreement with Advantage or any other agreements or documents entered into in connection with the issuance of shares of Series A Stock; (5) any consolidation or merger of the Company with or into another entity (other than a merger or consolidation of a subsidiary of the Company into the Company or a wholly owned subsidiary of the Company) where the shareholders of the Company immediately prior to such transaction do not collectively own at least 51% of the outstanding voting securities of the surviving corporation of such consolidation or merger immediately following such transaction or the common stock of such surviving corporation is not listed for trading on the Nasdaq National Market, the NYSE, the AMEX or the Nasdaq SmallCap Market; or (6) the taking of any action, including any amendment to the Company's Certificate of Incorporation, that materially and adversely affects the rights of any holder of shares of Series A Stock.

              The "Optional Redemption Price" is the greater of (i) the quotient obtained by dividing (a) the sum of (1) $1,000, (2) an amount equal to the accrued but unpaid dividends on the share of Series A Stock to be redeemed, and (3) an amount equal to the accrued and unpaid interest on dividends in arrears on such share through the applicable redemption date by (b) the applicable Conversion Percentage and (ii) an amount equal to the product obtained by multiplying (x) the number of shares of Common Stock that would, but for the redemption pursuant to this provision of the Series A Certificate, be issuable on conversion of one share of Series A Stock and any accrued and unpaid dividends thereon and any accrued and unpaid interest on dividends thereon in arrears (determined without regard to the 4.9% limitation) times (y) the arithmetic average of the closing bid price of the Common Stock for the five consecutive trading days ending one trading day prior to the redemption date.

              STOCK OFFERING

              In October 1996, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock, at a public offering price of $5.00 per share (the "IPO"). The net proceeds from the IPO of approximately $12,645,000 were used to repay indebtedness outstanding under the Company's senior subordinated note and promissory notes due to the Company's founder and Chairman of the Board. (See Note 4.) On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock of which 117,791 shares were issued by the Company at $5.00 per share.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


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

              WARRANTS

              In addition to the warrants discussed in Note 4, the Company has issued other warrants during fiscal 1997.

              On December 8, 1997, the Company issued warrants to purchase 60,000 shares of Common Stock at an exercise price of $4.725 to its underwriter in consideration for services rendered in connection with the private placement of its Series A Stock. Such warrants are due to expire on December 8, 2002.

              In connection with a marketing agreement, the Company issued to a consultant 25,000 warrants to purchase Common Stock at an exercise price of $3.875 per share, exercisable as of November 4, 1997.

              As of December 31, 1997, warrants aggregating 768,999 remain outstanding.

              STOCK OPTIONS PLANS

              The Company has the following three stock options plans: 1995 Non-Statutory Stock Option Plan, the 1996 Non-Statutory Stock Option Plan and the 1996 Incentive Stock Plan ("Plans"). The Plans were adopted to attract and retain key employees, directors, officers and consultants. The Plans are administered by a committee appointed by the Board of Directors ("Compensation Committee").

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

              Option activity for the period from the 1995 Plan's inception to December 31, 1996 was as follows:

                                                  Shares         Price
                                                --------      --------------
              Balance as of December 31, 1994      -             -
                 Granted                         350,293      $0.4245-$2.505
                 Exercised                         -             -
                 Canceled                          -             -
                                                --------

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


             Balance as of December 31, 1995     350,293      $0.4245-$2.505
                 Granted                           2,000               $4.50
                 Exercised                        -                        -
                 Canceled                         (2,000)              $4.50
                                                --------
              Balance as of December 31, 1996    350,293      $0.4245-$2.505
                 Granted                          -
                 Exercised                      (119,070)     $0.4245-$2.505
                 Canceled                         -
                                                --------
              Balance as of December 31, 1997    231,223
                                                ========

              The Compensation Committee was authorized by the Board of Directors to grant options for a total of 352,293 shares of Common Stock under the 1995 Plan. As of December 31, 1996, the Compensation Committee had granted a total of 352,293 options with a ten year term, of which 213,331 are exercisable at $0.4245 per share, 136,962 are exercisable at $2.505 per share and 2,000 are exercisable at $4.50 per share. As of December 31, 1995, 1996 and 1997, 44,445, 229,087 and 231,223, respectively, of the options were vested.

              As of December 31, 1996 and 1997, the Company had no shares of Common Stock available for grant under the 1995 Plan.

              1996 NON-STATUTORY STOCK OPTION PLAN

              The Compensation Committee, which administers the 1996 Non-Statutory Stock Option Plan ("Non-Statutory Plan"), established the option price to be the fair market value of the stock on the date of grant. The options were not transferable, were subject to various restrictions outlined in the Non-Statutory Plan and must have been exercised by December 31, 1996. During April 1996, the Company's founder and Chairman of the Board contributed 383,965 shares of Common Stock to the Company and the Company issued those shares to employees in connection with the exercise of stock options granted under the Non-Statutory Plan. The Company recognized compensation expense of $287,976 with a corresponding increase to additional paid-in capital to record this transaction.

              Option activity for the period from the Non-Statutory Plan's inception to December 31, 1996 was as follows:

                                                       Shares            Price
                                                     ----------        ---------
              Balance as of December 31, 1995                 -               -
                 Granted                                383,965           $0.75
                 Exercised                             (383,965)          $0.75
                 Canceled                                     -               -
                                                     ----------
              Balance as of December 31, 1996                -                -
                                                     ==========

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


              The options were exercised on April 22, 1996 at $0.75 a share in exchange for notes and par value in cash. No additional options are available for grant under the Non-Statutory Plan. The Company recognized $1,439,867 in compensation expense based upon the difference between the fair market value of $4.50 at the date of grant and the exercise price of $0.75 per share. The notes are full recourse promissory notes bearing interest at 6% per annum and are collateralized by the underlying Common Stock. Principal and interest are payable in installments. Maturities range from April 1997 to April 2006. The Company has accounted for these notes as a reduction to shareholders' equity as of December 31, 1996 and 1997.

              1996 INCENTIVE STOCK PLAN

              During June 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 Plan"), under which incentive stock options, non-qualified stock options and restricted share awards may be made to the Company's key employees, directors, officers and consultants. Both incentive stock options and options that are not qualified under Section 422 of the Internal Revenue Code of 1986, as amended ("non-qualified options"), are available under the 1996 Plan. The options are not transferable and are subject to various restrictions outlined in the 1996 Plan. The Compensation Committee or the Board of Directors determines the number of options granted to a key employee, officer or consultant, the vesting period and the exercise price provided that it is not below market value. The 1996 Plan will terminate during June 2006 unless terminated earlier by the Board of Directors.

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

              Option activity for the period from the 1996 Plan's inception to December 31, 1997 was as follows:

                                                                Incentive              Non-Qualified
                                                             Stock Options              Stock Options
                                                         Shares       Price         Share          Price
                                                         ------       -----         -----          -----
              Balance as of December 31, 1995                  -            -             -              -

                   Granted                               386,310   $4.50-$9.00     837,903     $3.75-$9.00
                   Exercised                                   -             -           -               -
                   Canceled                              (41,476)  $4.50-$9.00     (29,066)          $3.75
                                                      ----------                ----------
              Balance as of December 31, 1996            344,834   $4.50-$9.00     808,837     $3.75-$9.00

                   Granted                               703,501   $4.50-$5.88     612,000     $3.75-$5.88
                   Exercised                             (28,196)  $4.50-$5.00    (270,642)          $3.75
                   Canceled                              (88,202)  $4.50-$9.00    (110,097)    $3.75-$9.00
                                                      ----------                ----------
              Balance as of December 31, 1997            931,937   $4.50-$9.00   1,040,098     $3.75-$9.00
                                                      ==========                ==========


                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


              Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock under the 1996 Plan. As of December 31, 1997, of the total 1,040,098 non-qualified options, 395,435 are vested and exercisable as of December 31, 1997. As of December 31, 1997, the Company had 62,460 share of Common Stock available for grant under the 1996 Plan.

              The Company accounts for the fair value of its grants under the Plans in accordance with the Accounting Principles Board Opinion 25 and related Interpretations. Accordingly, no compensation expense has been recognized for the Plans. Had compensation expense been determined based on the fair value at the grant dates for awards under the Plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:


                                              1995          1996          1997
                                              -----         -----         ----
              Net loss
                 As reported            $1,122,011    $6,695,556     $9,998,198
              Pro forma                 $1,154,939    $9,509,366    $10,312,521
              Loss per common share
                 As reported                 $0.14         $0.72          $0.78
                 Pro forma                   $0.14         $1.03          $0.80


              The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1995, 1996 and 1997, respectively: dividend yield of 0% in all periods; expected volatility of 43%, 43%, and 56%; risk-free interest rate of 6.2%, 6.5%, and 6.0%; and expected terms of 3.0, 3.4, and 4.0 years, respectively.

              A summary of the status of the Plans is presented below:

                                                                      Year ended December 31,

                                                         1995                  1996               1997
                                                          ----                 ----                ----
                                                       Weighted               Weighted           Weighted
                                                        Average                Average            Average
                                                       Exercise               Exercise           Exercise
                                              Shares    Price      Shares      Price    Shares    Price
                                              ------    -----      ------      -----    ------    -----
              Options outstanding beginning
                 of period                         -         -     350,293      $1.238  1,503,964   $2.433
              Options exercised                    -         -    (383,965)     $0.750  (417,908)   $3.018
              Options canceled                     -         -     (72,542)     $5.480  (198,299)   $4.977
              Options granted                350,293    $1.238   1,610,178      $2.438  1,315,501   $4.146
                                             -------   -------   ---------              ---------
              Options outstanding end
                  of period                  350,293    $1.238   1,503,964      $2.433  2,203,258   $3.960
              Options exercisable at end
                 of period                    44,445    $0.425     786,846      $3.118    746,858   $3.621
              Weighted-average fair value
                 of options granted
                 during the period                 -    $0.094           -      $1.758          -   $2.039



                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


              As  of  December  31,  1997,   the  weighted   average   remaining
              contractual life of the options that range from $3.75 to $9.00 is 9 years.

              As of December 31, 1995, 1996 and 1997, the pro forma tax effects under SFAS 109 would include an increase to both the deferred tax asset and the valuation allowance of $12,700, $1,086,700 and $121,392, respectively, and no impact to the statement of operations.

  8.  COMMITMENTS

         LEASES

         The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 1997 are as follows:

                                             Operating            Capital
                                             ---------            -------

               1998                        $  915,021            $  96,188
               1999                           943,293               93,249
               2000                           886,197               91,188
               2001                           575,807               85,428
               2002                           818,547               69,345
                                           ----------            ---------

               Total minimum payments      $4,138,865              435,398
                                           ==========

               Interest                                           (122,966)
                                                                 ---------

               Present value of capital lease
                    obligations                                    312,432
               Less:  current portion                              (17,126)
                                                                  --------
               Capital lease obligations non-current             $ 295,306
                                                                 =========

         Rent expense was $92,785, $258,607, and $550,693, for the years ended December 31, 1995, 1996 and 1997, respectively.

         At December 31, 1997, the Company's future minimum sublease rental income payments with respect to certain non-cancelable operating leases with terms in excess of one year are as follows:

                      1998                              $144,462
                      1999                               204,043
                      2000                               214,489
                      2001                                74,712
                      ----                              --------
                      Total minimum payments            $637,706
                                                        ========

         The cost and accumulated depreciation of assets under capital leases were as follows as of December 31:

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

                                                         1996           1997
                                                         -----          ----

                      Furniture                     $   8,752      $   8,752
                      Computers and equipment         209,725        440,147
                                                    ---------      ---------
                                                      218,477        448,899
                      Accumulated depreciation        (34,192)       (86,428)
                                                    ---------      ---------
                                                    $ 184,256      $ 362,471
                                                    =========      =========

              LICENSE AGREEMENTS

              In 1994, the Company entered into two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. One of the agreements requires the Company to pay fees based on product and subscription sales for any product using the licensed technology. The other agreement provides for payment of fees based upon gross revenues of the Company. This latter agreement also gives the other party ("Licensor") the right to forfeit future licensing fees in exchange for 2% of the Company's outstanding voting stock, after giving effect to the issuance. The Licensor elected to receive voting stock in May 1996. In October 1996, the Company issued 188,705 shares of Common Stock to the Licensor. The fair market value of the stock issued, $944,000, is recorded as an asset by the Company and is being amortized over the period of its estimated useful life, 3 years. The Company incurred amortization expense and fees totaling $110,860, $135,779, and $775,356 relating to these agreements in 1995, 1996 and 1997, respectively.

              EMPLOYMENT AGREEMENTS

              Effective November 21, 1997, the Company entered into a three year employment agreement with David D. Dawson, the President and Chief Executive Officer. This agreement provides for severance payments if Mr. Dawson is terminated without cause during the term of the agreement, and includes one year renewal options. The agreement also provides a relocation cost allowance; and an incentive compensation package based on performance criteria, for each year of the contract term. The relocation cost allowance and certain incentive compensation have been reflected in the financial statements.

              During 1997, the Company amended the Chairman of the Board of Directors and certain senior executives of the Company's standing employment agreements. Such agreements provide for minimum salary levels and incentive bonuses payable if specified management goals are attained. In the event of termination due to a change in control of the Company or employment location, the aggregate commitment under these agreements should all six covered executives be terminated is approximately $662,000 to be discounted at a rate of 1% above the prevailing one-year Treasury Bill rate. Additionally, all outstanding stock options become fully vested with no change in term, and current year bonuses to the extent earned will be payable upon termination.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


9.       EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

         Effective January 1, 1997, the Company adopted the V-ONE 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is a contributory profit sharing plan covering all eligible employees of the Company. An employee is eligible to participate in the 401(k) Plan upon completing three months of service and upon reaching age 21. The 401(k) Plan is subject to the regulations issued by the United States Treasury Department and Department of Labor under the Employee Retirement Income Security Act of 1974.

         Under the provisions of the 401(k) Plan, eligible participants can contribute in pretax dollars an amount up to 15% of their annual compensation, not to exceed the maximum legal deferral. Employer contributions are discretionary and are determined by the management of the Company. There were no employer contributions for the year ended December 31, 1997.

         Vesting for Company contributions and actual earnings thereon is based on the participant's number of years of continuous service with the Company. A participant is fully vested after six years of continuous service. Regardless of years of service, a participant is fully vested upon the occurrence of: (a) normal retirement age; (b) death; (c) termination of the 401(k) Plan; or (d) retirement due to disability.


  10.    FINANCING

         The Company has incurred net losses of $1,122,011, $6,695,556, and $9,998,198 for the years ended December 31, 1995, 1996 and 1997. Management considers the Company's current working capital position sufficient to cover operating losses over the next operating cycle. Management has historically been successful in obtaining outside financing to meet obligations and funding working capital requirements as they come due.

  11.    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                 First           Second              Third           Fourth
                                                Quarter          Quarter             Quarter          Quarter
                1995
         Net revenues                          $150,257           $218,961          $356,021         $378,262
         Gross profit                            97,667            140,401           230,539          257,735
         Net loss                              (154,791)          (245,136)          (60,536)        (661,548)
         Net loss per common share                (0.02)             (0.03)           (0.01)            (0.08)

                1996

         Net revenues                         1,021,811          1,354,576         1,720,543        2,169,219
         Gross profit                           699,813            876,023         1,205,105        1,459,589
         Net loss                              (994,660)        (3,393,401)         (977,514)      (1,329,978)
         Net loss per common share                (0.12)             (0.40)           (0.11)            (0.11)

                1997

         Net revenues                         2,414,015          2,134,581         2,764,352        2,089,807
         Gross profit                         1,852,711          1,815,739         2,070,376        1,502,334
         Net loss                              (871,219)        (3,149,492)         (433,643)      (5,543,844)
         Net loss per common share                (0.07)             (0.25)           (0.03)            (0.43)


                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------



  12.    SUBSEQUENT EVENTS

         1998 INCENTIVE STOCK OPTION PLAN

         On February 2, 1998, the Board of Directors authorized the adoption of the 1998 Incentive Stock Option Plan (the "1998 Plan"), subject to approval of the shareholders at the annual shareholders meeting scheduled for May 14, 1998. The purpose of the 1998 Plan is to advance the interests of the Company by providing for the acquisition of an equity interest in the Company by non-employee directors, officers, key employees and consultants. If approved, the 1998 Plan will become effective February 2, 1998 and terminate February 2, 2008. The Company has reserved 2,500,000 shares of Common Stock for awards granted under the 1998 Plan.

         Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by a Committee or the Board. Options are generally exercisable after one or more years and expire no later than ten years from the date of grant. The 1998 Plan also provides for reload options and restricted share awards to employee and consultant participants subject to various terms.

         On the effective date of the 1998 Plan, each non-employee director of the Board (excluding Messrs. Charles Chen, Harry Gruner, and William
         Odom) shall be granted non-qualified options to purchase 10,000 shares of Common Stock, with an exercise price of fair market at date of grant. Such options are fully vested at grant date and shall have a five year expiration term.

         REPRICING OF OUTSTANDING STOCK OPTIONS UNDER THE 1996 INCENTIVE STOCK OPTION PLAN

         On February 17, 1998, the Board authorized the offer to reset the exercise price of all full-time employees' (exclusive of Vice Presidents and the President) incentive stock options and non-qualified stock options granted under the 1996 Incentive Stock Option Plan. If accepted by the option holder, such options are to be replaced with non-qualified options at the new exercise price of $2.625 per share. To be eligible for repricing, a participant must: 1) be a full-time employee on February 17, 1998, 2) agree to remain in the employ of the Company until August 17, 1998, and 3) acceptance of this offer must have been exercised by February 24, 1998. At the close of business on February 24, 1998, employees holding options to purchase 451,736 shares of Common Stock in the aggregate had exercised their right to reprice at the new exercise price of $2.625 per share.

         CONVERSION OF SERIES A PREFERRED STOCK

         During March 1998, holders of Series A Stock elected to convert 276 shares into 130,774 shares of Common Stock at a conversion price of $2.1144 per share, and received warrants to purchase 26,155 shares of Common Stock at an exercise price of $4.77 per share. Had the preferred stock transaction occurred on January 1, 1997, pro forma basic loss per share would have been approximately $(0.77) per share for the year ended December 31, 1997.

         The above transaction triggers a change in the 383,999 detachable warrants with an exercise price of $3.125, outstanding at December 31, 1997 as a result of the anti-dilution clause. Such detachable warrants

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------



         are now exercisable for 567,535 shares of Common Stock at an exercise price of $2.1144 per share and will result in a noncash charge to income of approximately $388,000 in the first quarter of fiscal 1998.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 14, 1998.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  Exhibits

Number                       Description
------                       -----------

3.1                 Amended and Restated Certificate of Incorporation as of
                    July 2, 1996 (1)
3.2                 Amended and Restated Bylaws dated as of February 2, 1998
3.3 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series A
                    Convertible Preferred Stock dated September 9, 1996 (1)
3.4 Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A
                    Convertible Preferred Stock (2)
3.5                 Certificate of Designations of Series A Convertible
                    Preferred Stock (2)
9.1                 Voting Trust Agreement between Hai Hua Cheng and
                    James F. Chen, Trustee (1)
9.2                 Voting Trust Agreement between Robert Zupnik and
                    James F. Chen, Trustee (1)
9.3                 Voting Trust Agreement between Dennis Winson and
                    James F. Chen, Trustee (1)

10.1                Employment Agreement between V-ONE Corporation ("V-ONE") and
                    James F. Chen dated as of June 12, 1996 (1)
10.2                V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3                V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4                V-ONE 1996 Incentive Stock Plan (1)
10.5                Software License Agreement between Trusted Information
                    Systems, Inc. ("TIS") and V-ONE executed October 6, 1994 (1)
10.6                First Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.7                Second Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.8                Third Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.9                Fourth Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.10               OEM Master License Agreement between RSA Data Security, Inc.
                    ("RSA") and V-ONE dated December 30, 1994 and Amendment
                    Number One to the OEM Master License Agreement between RSA and V-ONE (1)
10.11               Amendment  Number  Two to the OEM Master  License  Agreement
                    between RSA and V-ONE and Conversion Agreement dated May 23,
                    1996(1)
10.12               Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996 (1)
10.13               Form of Exchange and Purchase Agreement dated April 1996 (1)
10.14               Registration Rights Agreement Between V-ONE and JMI Equity
                    Fund II, L.P. ("JMI") (1)
10.15               8% Senior Subordinated Note due June 18, 2000 Issued by
                    V-ONE to JMI (1)
10.16               Warrant to Purchase 100,000 shares of Common Stock Issued by
                    V-ONE to JMI (1)
10.17               Warrant to Purchase 400,000 shares of Common Stock Issued by
                    V-ONE to JMI (1)
10.18               Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19               Subscription Agreement dated as of December 3, 1997 between
                    V-ONE and Advantage Fund II Ltd. (2)
10.20               Registration Rights Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.21               Commitment Letter dated December 8, 1997 between V-ONE and
                    Advantage Fund II Ltd. (2)
10.22               Registration  Rights  Agreement dated as of December 8, 1997 between V-ONE and Wharton Capital Partners, Ltd. (2)
10.23               Warrant to Purchase 60,000 shares of Common Stock Issued on
                    December 8, 1997 by V-ONE to Wharton Capital Partners,
                    Ltd. (2)
10.24               Letter Agreement between V-ONE and Wharton Capital Partners,
                    Ltd. dated October 22, 1997 (2)
10.25               V-ONE 1998 Incentive Stock Plan
10.26               Warrants dated November 21, 1997 to Purchase 300,000 shares of Common Stock granted to David D. Dawson
10.27               Employment Agreement dated November 21, 1997 between V-ONE and David D. Dawson
10.28               Amendment to Employment Agreement dated November 7, 1997
                    between V-ONE and Charles B. Griffis
10.29               Amendment to Section 2.08 of 1996 Incentive Stock Plan
10.30               Lease Agreement dated March 24, 1997 between Bellemead
                    Development Corporation and V-ONE (3)
23.1                Consent of Coopers & Lybrand L.L.P.
27                  Financial Data Schedule for the Year Ended December 31, 1997
--------------------------------------------------------------------------------

(1) The information required by this exhibit is incorporated herein by reference to V-ONE's Registration Statement and Form S-1
         (No. 333-06535).

(2) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated December 8, 1997.

(3) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-Q for the three months ended June 30, 1997.
------------------------------------------------------------------------------


(b) Financial Statement Schedules

The financial statement schedules filed as part of this report are listed in the Index to Financial Statements and Schedules on page F-1 immediately following the signature page to this report.

(c) Reports on Form 8-K

         (ii) Form 8-K dated December 3, 1997 reporting, under Item 5, the retaining of David D. Dawson to serve as President and Chief Executive Officer replacing James F. Chen, founder of V-ONE, who will continue in his role as Chairman, and the resignation of H.H. Cheng as a director of V-ONE.

          (ii) Form 8-K dated December 8, 1997 reporting, under Item 5, the issuance of the Series A Convertible Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        V-ONE Corporation

Date: March 27, 1998                    By: /s/ David D. Dawson
                                           --------------------
                                           David D. Dawson
                                           President and Chief Executive Officer


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                 Title                                Date
---------                 -----                                ----

/s/ James F. Chen         Chairman of the Board                March 27, 1998
---------------------     And Director
James F. Chen

/s/ David D. Dawson       President, Chief Executive           March 27, 1998
---------------------     Officer and Director
David D. Dawson

/s/ Charles B. Griffis    Senior Vice President, Chief         March 27, 1998
----------------------    Financial Officer and Treasurer
Charles B. Griffis        (Principal Financial Officer)


/s/ Mark R. Fields        Controller (Principal                March 27, 1998
---------------------     Accounting Officer)
Mark R. Fields

/s/ Charles C. Chen       Director                             March 27, 1998
---------------------
Charles C. Chen

/s/ Harry S. Gruner       Director                             March 27, 1998
---------------------
Harry S. Gruner

/s/ William E. Odom       Director                             March 27, 1998
---------------------
William E. Odom

                                V-ONE CORPORATION

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


                                                                      Page
                                                                      ----

Financial Statement Schedules:

Schedule II       Valuation and Qualifying Accounts and Reserves      F-2

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                V-ONE CORPORATION
             (For the years ended December 31, 1995, 1996 and 1997)


                                                                     Additions
                                                     Balance at      Charged to                   Balance at
                                                    Beginning of     Costs and                    End of
                Description                           Period         Expenses       Deductions    Period

ALLOWANCE FOR DOUBTFUL ACCOUNTS
   December 31, 1995                                     ---          23,620             ---         23,620
   December 31, 1996                                  23,620         228,775             ---        252,395
   December 31, 1997                                 252,395       1,248,010             ---      1,500,405
DEFERRED TAX ASSET VALUATION ALLOWANCE
   December 31, 1995                                 165,804         340,489             ---        506,293
   December 31, 1996                                 506,293       2,555,079             ---      3,061,372
   December 31, 1997                               3,061,372       3,779,331             ---      6,416,243
ALLOWANCE FOR NON-SALABLE INVENTORY
   December 31, 1995                                     ---          50,000             ---         50,000
   December 31, 1996                                  50,000             ---             ---         50,000
   December 31, 1997                                  50,000         162,700             ---        212,700


                                 EXHIBIT INDEX


Number                       Description
------                       -----------

3.1                 Amended and Restated Certificate of Incorporation as of
                    July 2, 1996 (1)
3.2                 Amended and Restated Bylaws dated as of February 2, 1998
3.3 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series A
                    Convertible Preferred Stock dated September 9, 1996 (1)
3.4 Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A
                    Convertible Preferred Stock (2)
3.5                 Certificate of Designations of Series A Convertible
                    Preferred Stock (2)
9.1                 Voting Trust Agreement between Hai Hua Cheng and
                    James F. Chen, Trustee (1)
9.2                 Voting Trust Agreement between Robert Zupnik and
                    James F. Chen, Trustee (1)
9.3                 Voting Trust Agreement between Dennis Winson and
                    James F. Chen, Trustee (1)
10.1 Employment Agreement between V-ONE Corporation ("V-ONE") and James F. Chen dated as of June 12, 1996 (1)
10.2                V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3                V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4                V-ONE 1996 Incentive Stock Plan (1)
10.5 Software License Agreement between Trusted Information Systems, Inc. ("TIS") and V-ONE executed October 6, 1994 (1)
10.6                First Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.7                Second Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.8                Third Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.9                Fourth Amendment to the Software License Agreement between
                    TIS and V-ONE (1)
10.10               OEM Master License Agreement between RSA Data Security, Inc.
                    ("RSA") and V-ONE dated December 30, 1994 and Amendment Number One to the OEM Master License Agreement between RSA and V-ONE (1)

10.11               Amendment  Number  Two to the OEM Master  License  Agreement
                    between RSA and V-ONE and Conversion Agreement dated May 23,
                    1996(1)
10.12               Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996 (1)
10.13               Form of Exchange and Purchase Agreement dated April 1996 (1)
10.14               Registration Rights Agreement Between V-ONE and JMI Equity
                    Fund II, L.P. ("JMI") (1)
10.15               8% Senior Subordinated Note due June 18, 2000 Issued by
                    V-ONE to JMI (1)
10.16               Warrant to Purchase 100,000 shares of Common Stock Issued by
                    V-ONE to JMI (1)
10.17               Warrant to Purchase 400,000 shares of Common Stock Issued by
                    V-ONE to JMI (1)
10.18               Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19               Subscription Agreement dated as of December 3, 1997 between
                    V-ONE and Advantage Fund II Ltd. (2)
10.20               Registration Rights Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.21               Commitment Letter dated December 8, 1997 between V-ONE and
                    Advantage Fund II Ltd. (2)
10.22               Registration  Rights  Agreement dated as of December 8, 1997 between V-ONE and Wharton Capital Partners, Ltd. (2)
10.23               Warrant to Purchase 60,000 shares of Common Stock Issued on
                    December 8, 1997 by V-ONE to Wharton Capital Partners,
                    Ltd. (2)
10.24               Letter Agreement between V-ONE and Wharton Capital Partners,
                    Ltd. dated October 22, 1997 (2)
10.25               V-ONE 1998 Incentive Stock Plan
10.26               Warrants dated November 21, 1997 to Purchase 300,000 shares of Common Stock granted to David D. Dawson
10.27               Employment Agreement dated November 21, 1997 between V-ONE and David D. Dawson
10.28               Amendment to Employment Agreement dated November 7, 1997
                    between V-ONE and Charles B. Griffis
10.29               Amendment to Section 2.08 of 1996 Incentive Stock Plan
10.30               Lease Agreement dated March 24, 1997 between Bellemead
                    Development Corporation and V-ONE (3)
23.1                Consent of Coopers & Lybrand L.L.P.
27                  Financial Data Schedule for the Year Ended December 31, 1997
--------------------------------------------------------------------------------

(1) The information required by this exhibit is incorporated herein by reference to V-ONE's Registration Statement and Form S-1
         (No. 333-06535).

(2) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated December 8, 1997.