Form 10-Q
period 1998-03-31
V ONE CORP/ DE
filed 1998-05-14
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED: MARCH 31, 1998
                                       OR
[    ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE  SECURITIES  EXCHANGE ACT OF 1934 FOR THE TRANSITION
                  PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                           52-1953278
                ---------------------------------------------------
               (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

               20250 CENTURY BLVD., SUITE 300,GERMANTOWN, MARYLAND 20874
               ---------------------------------------------------------
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                   (301) 515-5200
                  (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ] .

      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                    OUTSTANDING AT MAY 13, 1998
            -----                                    ---------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                          13,760,880

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                         PAGE NO.

PART I.       FINANCIAL INFORMATION

Item 1.       Condensed Financial Statements                3

              Condensed Balance Sheets as of March          3
              31, 1998 (unaudited) and December 31,
              1997

              Condensed Statements of Operations            4
              for the Three Months Ended March 31,
              1998 (unaudited) and March 31, 1997
              (unaudited)

              Condensed Statements of Cash Flows            5
              for the Three Months Ended March 31,
              1998 (unaudited) and March 31, 1997
              (unaudited)

              Notes to the Condensed Financial              6
              Statements (unaudited)

Item 2        Management's Discussion and Analysis          8
              of Financial Condition and Results of
              Operations

Item 3        Quantitative and Qualitative                  11
              Disclosures About
              Market Risk

PART II.      OTHER INFORMATION

              Signatures                                    12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                               March 31,          December 31,
                                                                                  1998                 1997
                                                                               (unaudited)
                                                                           ------------------  --------------------
  ASSETS

  Current assets:
           Cash and cash equivalents                                       $       4,485,983   $         6,203,525
           Accounts receivable, net                                                4,058,566             2,556,979
           Inventory, net                                                            347,359               368,120
           Prepaid expenses and other current assets                                 241,608               328,261
                                                                           ------------------  --------------------
                    Total current assets                                           9,133,516             9,456,885

  Property and equipment, net                                                        973,299             1,001,581
  Licensing fee, net                                                                 467,670               538,434
  Other assets                                                                       863,186               863,186
                                                                           ------------------  --------------------
                    Total assets                                           $      11,437,671   $        11,860,086
                                                                           ==================  ====================

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
           Accounts payable and accrued expenses                           $       1,886,224   $         1,151,589
           Deferred income                                                           431,136               412,647
           Notes payable - current                                                    16,667                16,667
           Capital lease obligations - current                                         3,097                17,126
                                                                           ------------------  --------------------
                    Total current liabilities                                      2,337,124             1,598,029

  Notes payable - noncurrent                                                           2,777                 5,555
  Deferred rent                                                                       36,879                36,879
  Capital lease obligations - noncurrent                                             280,720               295,306
                                                                           ------------------  --------------------
                    Total liabilities                                              2,657,500             1,935,769
  Commitments and contingencies
  Series A convertible  preferred  stock,  $0.001 par value;  13,333,333 shares authorized;  4,000 shares issued; 3,602 and 4,000 shares outstanding as of March 31, 1998 and December 31,
           1997, respectively (liquidation preference of $3,613,995)               3,328,884             3,766,297

  Shareholders' equity:
  Common stock, $0.001 par value; 33,333,333 shares authorized; 13,319,189 and
           13,070,235 shares issued and outstanding as
           of March 31, 1998 and December 31, 1997, respectively                      13,319                13,070
  Additional paid-in capital                                                      25,361,746            24,649,538
  Notes receivable from sales of Common Stock                                        (50,726)             (166,011)
  Accumulated deficit                                                            (19,873,052)          (18,338,577)
                                                                           ------------------  --------------------
                    Total shareholders' equity                                     5,451,287             6,158,020
                                                                           ------------------  --------------------
                    Total liabilities and shareholders' equity             $      11,437,671   $        11,860,086
                                                                           ==================  ====================


    The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three months       Three months
                                                       ended             ended
                                                  March 31, 1998     March 31, 1997
                                                    (unaudited)       (unaudited)
                                                  ----------------   ---------------

             Revenues:
                   Products                       $     2,414,643    $     2,276,180
                   Consulting and services                 88,237            137,835
                                                  ----------------   ---------------
                            Total revenues              2,502,880          2,414,015
                                                  ----------------   ---------------

             Cost of revenues:
                   Products                               415,475            539,960
                   Consulting and services                  7,850             21,344
                                                  ----------------   ---------------
                      Total cost of revenues              423,325            561,304
                                                  ----------------   ---------------

             Gross profit                               2,079,555          1,852,711
                                                  ----------------   ---------------

             Operating expenses:
             Sales and marketing                        1,481,183          1,455,391
             General and administrative                 1,198,012            770,466
             Research and development                     940,281            613,323
                                                  ----------------   ---------------
                      Total operating expenses          3,619,476          2,839,180

             Operating loss                            (1,539,921)          (986,469)
                                                  ----------------   ---------------

             Other (expense) income:
             Interest expense                             (12,779)              (792)
             Interest income                               67,554            116,042
                                                  ----------------   ---------------
                            Total other income             54,775            115,250
                                                  ----------------   ---------------
             Net loss                                  (1,485,146)          (871,219)

             Dividend on preferred stock                   49,329                  -
                                                  ----------------   ---------------


             Loss attributable to holder
                   of common stock                $    (1,534,475)   $      (871,219)
                                                  ================   ===============

             Basic loss per share attributable
                   to common stock                $         (0.12)   $         (0.07)
                                                  ================   ===============

             Weighted average number of
             common shares outstanding                 13,087,211         12,663,731
                                                  ================   ===============


    The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                Three months     Three months
                                                                    ended            ended
                                                                March 31, 1998   March 31, 1997
                                                                  (unaudited)     (unaudited)
                                                                ---------------  ---------------

         Cash flows from operating activities:
         Net loss attributable to common stock                  $   (1,534,475)  $     (871,219)
         Adjustments to reconcile net loss to net cash
         used in operating activities:
         Provision for doubtful accounts receivable                     40,529                -
         Provision for obsolete inventory                                    -           10,700
         Depreciation and amortization                                 146,510          123,491
         Noncash charge related to issuance of warrants                388,000                -

         Changes in assets and liabilities:
               Accounts receivable                                  (1,542,116)        (803,646)
               Inventory                                                20,716           10,825
               Prepaid expenses and other                               86,653         (631,589)
               Accounts payable and accrued  expenses                  753,124         (419,582)
                                                                ---------------  ---------------

                     Net cash used in operating activities           (1,641,014)     (2,581,020)
                                                                ---------------  ---------------

         Cash flows from investing activities:
               Purchase of property and equipment                      (47,464)        (141,271)
               Investment in affiliate                                       -         (250,000)
               Collection of note receivable                                 -           78,390
                                                                ---------------  ---------------
                     Net cash used in investing activities             (47,464)        (312,881)
                                                                ---------------  ---------------

         Cash flows from financing activities:

               Exercise of options and warrants                         41,742           10,083
               Payment of stock issuance cost                          (39,413)               -
               Principal payments on capitalized lease                 (28,615)         (17,035)
               obligations
               Repayment of notes payable                               (2,778)          (4,166)
                                                                ---------------  ---------------
                     Net cash used in financing activities             (29,064)         (11,118)
                                                                ---------------  ---------------

         Net (decrease) in cash and cash equivalents                (1,717,542)      (2,905,019)

         Cash and cash equivalents at beginning of period            6,203,525       10,894,375
                                                                ---------------  ---------------

         Cash and cash equivalents at end of period             $    4,485,983   $    7,989,356
                                                                ===============  ===============


    The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

The condensed financial statements for the three-months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997 which are included in the Company's 1997 Annual Report on Form 10-K.

The preparation of financial statements to be in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

2.    Risks and Uncertainties

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

3.    Computation of Net Loss Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") effective December 31, 1997. All prior period net loss per share amounts have been restated to comply with the provisions of SFAS 128. Basic earnings (or loss) per share is computed by dividing net income or (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the quarters presented; therefore, basic and diluted loss per share are the same.


4.    Conversion of Series A Convertible Preferred Stock


As of March 31, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") have elected to convert a total of 398 shares into 187,813 shares of Common Stock at conversion prices ranging from $2.1144 to $2.1463 per share, and received warrants to purchase 37,563 shares of Common Stock at an exercise price of $4.77 per share.

5.     New Accounting Standards

The Financial Accounting Standards Board has issued new standards that became effective for reporting periods after December 15, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Effective March 31, 1998, the Company adopted SFAS 130 and SFAS 131. The adoption of these standards has no material affect on the Company's financial statements.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which superceded SOP 91-1 effective January 1, 1998. Effective January 1, 1998, the Company adopted SOP 97-2. The adoption of this statement has no material affect on the Company's financial statements.

6.    Subsequent Events

CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK


As of May 13, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") have elected to convert a further 915 shares into 431,691 shares of Common Stock at conversion prices ranging from $2.1038 to $2.1675 per share, and received warrants to purchase 86,339 shares of Common Stock at an exercise price of $4.77 per share.

The above transactions triggered a change in the detachable warrants issued to JMI Equity Fund II, L.P. ("JMI") originally exercisable at $4.50 per share ("JMI Warrants"). As of March 31, 1998, the JMI Warrants were exercisable into 567,535 shares of Common Stock at an exercise price of $2.1144. As a result of the anti-dilution provision contained in the JMI Warrants, such warrants are now exercisable for 570,395 shares of Common Stock at an exercise price of $2.1038 per share. Based on the number of shares of Series A Stock converted to date in the second quarter, this change in the terms of the JMI Warrants will result in a noncash charge to income of approximately $6,000 in the second quarter of fiscal 1998.



WARRANTS GRANTED TO THE STRATEGIC VENTURES GROUP

On April 22, 1998, the Board of Directors authorized the Company to issue warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.188 per share to The Strategic Ventures Group in connection with the execution of an executive recruiting agreement between The Strategic Ventures Group and the Company. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933.


REPRICING OF  OUTSTANDING  STOCK OPTIONS UNDER THE 1996  INCENTIVE  STOCK OPTION
PLAN

On May 1, 1998, the Board of Directors authorized the offer to reset the exercise price of all incentive stock options and non-qualified stock options granted to full-time Vice Presidents under the 1996 Incentive Stock Option Plan. If accepted by the option holder, such options are to be replaced with non-qualified options at the new exercise price of $2.875 per share. To be eligible for repricing, a participant must: 1) be a full-time employee on May 1, 1998, 2) agree to remain in the employ of the Company until November 1, 1998, and 3) acceptance of this offer must have been exercised by May 8, 1998. At the close of business on May 8, 1998, Vice Presidents holding options to purchase 485,000 shares of Common Stock in the aggregate had exercised their right to reprice at the new exercise price of $2.875 per share.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

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

Readers are also referred to the documents filed by V-ONE Corporation with the SEC, specifically the Company's last report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUE

Total revenues increased from approximately $2,414,000 for the three months ended March 31, 1997 to approximately $2,503,000 for the three months ended March 31, 1998. This increase was principally attributable to increased sales of the Company's network security products. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $2,276,000 for the three months ended March 31, 1997 to approximately $2,414,000 for the three months ended March 31, 1998. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased from approximately $138,000 for the three months ended March 31, 1997 to approximately $88,000 for the three months ended March 31, 1998 due principally to reduced emphasis on consulting.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 23% and 17% for the three months ended March 31, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $540,000 for the three months ended March 31, 1997 to approximately $415,000 for the three months ended March 31, 1998 as a result of the higher proportion of software in the mix of revenues. Cost of product revenues as a percentage of product revenues was approximately 24% and 17% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage decreases were primarily attributable to an increase in revenues from increased sales and marketing efforts combined with a higher product mix of software licenses to turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $21,000 for the three months ended March 31, 1997 to approximately $8,000 for the three months ended March 31, 1998. Cost of consulting and services revenues as a percentage of consulting and services revenues was 15% and 9% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage decreases were principally due to the reduced emphasis on consulting.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $1,455,000 for the three months ended March 31, 1997 to approximately $1,481,000 for the three months ended March 31, 1998. Sales and marketing expenses as a percentage of total revenues were approximately 60% and 59% for the three months ended March 31, 1997 and 1998, respectively. The dollar increase in 1998 was principally due to higher levels of sales and marketing efforts. The percentage decrease was due to allocation over a larger revenue base. Sales and marketing expenses are expected remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's increased sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item
1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $770,000 for the three months ended March 31, 1997 to approximately $1,202,000 for the three months ended March 31, 1998. The quarter ended March 31, 1998 included a noncash charge of $388,000 attributable to an anti-dilution adjustment to the terms of the JMI Warrants, which was triggered by the conversion of Series A Stock. As a result of additional conversion of shares of Series A Stock in the second quarter of 1998 to date, and the related anti-dilution adjustment to the terms of the JMI Warrants, there will be an additional noncash charge to income of approximately $6,000 in the second quarter. See Note 4 to the Notes to the Condensed Financial Statements.


General and administrative expenses as a percentage of total revenues were approximately 32% and 48% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increases in 1998 were principally due to the noncash charge as well as additional travel expense and increased professional fees. The Company anticipates that general and administrative expenses, exclusive of noncash charges, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item
1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.


Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $613,000 for the three months ended March 31, 1997 to approximately $940,000 for the three months ended March 31, 1998. Research and development expenses as a percentage of total revenues were approximately 25%
and 38% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increases were primarily due to increases in the number of personnel associated with the Company's product development efforts and the purchase of software licenses. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income decreased from approximately $116,000 for the three months ended March 31, 1997 to approximately $68,000 for the three months ended March 31, 1998. The decrease was attributable to reduced levels of cash and cash equivalents. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $1,000 for the three months ended March 31, 1997 to approximately $13,000 for the three months ended March 31, 1998. The increase was due to capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1995, 1996 and 1997 as a result of the net loss incurred during these periods. As of March 31, 1998, the Company had net operating loss carry forwards of approximately $16,934,000 as a result of net losses incurred since inception.

Dividend on Preferred Stock -- The Company provided approximately $47,000 for a dividend on the Series A Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,581,000 and $1,641,000 for the three months ended March 31, 1997 and 1998, respectively. Cash used in operating activities for the three months ended March 31, 1998 resulted principally from net losses and increases in accounts receivable, partially offset by an increase in accounts payable, the noncash charge related to the issuance of warrants and depreciation.

Capital expenditures for property and equipment were approximately $141,000 and $47,000 for the three months ended March 31, 1997 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment, office furniture and leasehold improvements in 1998. In the three months ended March 31, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through March 31, 1999.

As of March 31, 1998, the Company had an accumulated deficit of approximately $19,873,000. The Company currently expects to incur net losses over the next several quarters. To date, the Company has expensed all development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that it will be able to continue to expense all development costs as incurred.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

Warrants Granted to The Strategic Ventures Group

On April 22, 1998, the Company issued warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.188 per share to The Strategic Ventures Group in connection with the execution of an executive recruiting agreement between The Strategic Ventures Group and the Company. These warrants were issued in reliance on Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this quarterly report on Form 10-Q for the quarter period ended March 31, 1998

Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

 None

                              Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    V-ONE CORPORATION

                                    Registrant



Date:       May 13, 1998            By:  \s\    Charles B. Griffis
                                         -------------------------
                                    Name: Charles B. Griffis

                                    Title: Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Duly authorized officer and
                                           Principal Financial Officer)