Form 10-Q
period 1998-06-30
V ONE CORP/ DE
filed 1998-08-06
CIK 1008946

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q
(Mark One)
[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED: JUNE 30, 1998
                                       OR
[   ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                              OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________

                        COMMISSION FILE NUMBER 0-21511

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT AUGUST 4, 1998
            -----                                  -----------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                      13,915,379

                              V-ONE Corporation
                        Quarterly Report on Form 10-Q

                                    INDEX



                                                         PAGE NO.

PART I.       FINANCIAL INFORMATION                         3

Item 1.       Condensed Financial Statements                3

              Condensed Balance Sheets as of June           3
              30, 1998 (unaudited) and December 31,
              1997

              Condensed Statements of Operations            4
              for the Three and Six Months Ended
              June 30, 1998 and 1997 (unaudited)

              Condensed Statements of Cash Flows            5
              for the Six Months Ended June 30,
              1998 and 1997 (unaudited)

              Notes to the Condensed Financial              6
              Statements (unaudited)

Item 2        Management's Discussion and Analysis          8
              of Financial Condition and Results of
              Operations

Item 3        Quantitative and Qualitative                  11
              Disclosures About
              Market Risk

PART II.      OTHER INFORMATION                             12

              Signatures                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                              V-ONE CORPORATION
                           CONDENSED BALANCE SHEETS

                                                                          June 30,       December 31,
                                                                            1998            1997
                                                                         (unaudited)
                                                                         -----------     ------------
ASSETS

Current assets:
           Cash and cash equivalents                                     $  2,639,439    $  6,203,525
           Accounts receivable, net                                         5,749,390       2,556,979
           Inventory, net                                                     325,528         368,120
           Prepaid expenses and other current assets                          189,572         328,261
                                                                         ------------    ------------
                     Total current assets                                   8,903,929       9,456,885

Property and equipment, net                                                   955,956       1,001,581
Licensing fee, net                                                            396,906         538,434
Other assets                                                                  978,458         863,186
                                                                         ------------    ------------
                     Total assets                                        $ 11,235,249    $ 11,860,086
                                                                         ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
           Accounts payable and accrued expenses                         $  1,838,145    $  1,151,589
           Deferred income                                                    579,918         412,647
           Notes payable - current                                             11,111          16,667
           Capital lease obligations - current                                 63,487          17,126
                                                                         ------------    ------------
                     Total current liabilities                              2,492,661       1,598,029

Notes payable - noncurrent                                                      2,481           5,555
Deferred rent                                                                    --            36,879
Capital lease obligations - noncurrent                                        221,204         295,306
                                                                         ------------    ------------
                     Total liabilities                                      2,716,346       1,935,769
                                                                         ------------    ------------
Commitments and contingencies
Series A convertible  preferred  stock,  $0.001 par value;                 13,333,333
       shares authorized;  4,000 shares issued; 2,462 and 4,000 shares outstanding as of June 30, 1998 and December 31,
       1997, respectively (liquidation preference of $2,472,258)            2,188,884       3,766,297
                                                                         ------------    ------------
Shareholders' equity:
Common stock, $0.001 par value;  33,333,333 shares authorized;             13,882,046
       and 13,070,235 shares issued and outstanding as
       of June 30, 1998 and December 31, 1997, respectively                    13,882          13,070
Additional paid-in capital                                                 26,576,333      24,649,538
Notes receivable from sales of common stock                                   (50,726)       (166,011)
Accumulated deficit                                                       (20,209,470)    (18,338,577)
                                                                         ------------    ------------
                     Total shareholders' equity                             6,330,019       6,158,020
                                                                         ------------    ------------
                     Total liabilities and shareholders' equity          $ 11,235,249    $ 11,860,086
                                                                         ============    ============


  The accompanying notes are an integral part of these financial statements.


                              V-ONE CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS

                                                           Three months ended Three months ended Six months ended  Six months ended
                                                              June 30, 1998      June 30, 1997     June 30, 1998     June 30, 1997
                                                              (unaudited)         (unaudited)       (unaudited)       (unaudited)
                                                           ------------------ ------------------ ----------------  ----------------
Revenues:
      Products                                                $  3,195,289       $  2,013,848       $  5,609,931       $  4,290,028
      Consulting and services                                      209,108            120,733            297,346            258,568
                                                              ------------       ------------       ------------       ------------
               Total revenues                                    3,404,397          2,134,581          5,907,277          4,548,596
                                                              ------------       ------------       ------------       ------------
Cost of revenues:
      Products                                                     340,446            307,899            755,922            847,859
      Consulting and services                                       15,210             10,943             23,060             32,287
                                                              ------------       ------------       ------------       ------------
                  Total cost of revenues                           355,656            318,842            778,982            880,146
                                                              ------------       ------------       ------------       ------------
Gross profit                                                     3,048,741          1,815,739          5,128,295          3,668,450
                                                              ------------       ------------       ------------       ------------
Operating expenses:
Sales and marketing                                              1,597,245          2,345,044          3,078,428          3,800,435
General and administrative                                         824,888          1,077,447          2,027,219          1,847,913
Research and development                                           937,682            840,625          1,877,963          1,453,948
Restructuring charge                                                  --              800,000               --              800,000
                                                              ------------       ------------       ------------       ------------
                  Total operating expenses                       3,359,815          5,063,116          6,983,610          7,902,296

Operating loss                                                    (311,075)        (3,247,377)        (1,855,315)        (4,233,846)
                                                              ------------       ------------       ------------       ------------

Other (expense) income:
Interest expense                                                   (30,686)            (3,714)           (43,465)            (4,506)
Interest income                                                     40,436            101,599            107,991            217,641
                                                              ------------       ------------       ------------       ------------
               Total other income                                    9,750             97,885             64,526            213,135
                                                              ------------       ------------       ------------       ------------
Net loss                                                          (301,325)        (3,149,492)        (1,790,789)        (4,020,711)
Dividend on preferred stock                                         30,775               --               80,104               --
                                                              ------------       ------------       ------------       ------------
Loss attributable to holder
      of common stock                                         $   (332,100)      $ (3,149,492)      $ (1,870,893)      $ (4,020,711)
                                                              ============       ============       ============       ============
Basic and diluted loss per share attributable to holder of
      common stock                                            $      (0.02)      $      (0.25)      $      (0.14)      $      (0.32)
                                                              ============       ============       ============       ============
Weighted average number of
common shares outstanding                                       13,674,308         12,796,615         13,382,382         12,730,540
                                                              ============       ============       ============       ============


  The accompanying notes are an integral part of these financial statements.



                              V-ONE CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                              Six months ended  Six months ended
                                                                June 30, 1998     June 30, 1997
                                                                 (unaudited)       (unaudited)
                                                              ----------------  ----------------
Cash flows from operating activities:
Loss attributable to holder of common stock                    $  (1,870,893)     $ (4,020,711)
Adjustments to reconcile net loss to net cash
used in operating activities:


Depreciation and amortization                                       308,107            268,968
Noncash charge related to issuance of warrants                      394,000               --

Changes in assets and liabilities:
      Accounts receivable, net                                   (3,192,411)        (1,029,355)
      Inventory, net                                                 42,592             28,077
      Prepaid expenses and other                                     23,417           (437,601)
      Accounts payable, accrued  expenses and deferrals             810,948            422,049
                                                               ------------       ------------

            Net cash used in operating activities                (3,484,240)        (4,768,573)
                                                               ------------       ------------

Cash flows from investing activities:
      Purchase of property and equipment                           (120,954)          (242,625)
      Investment in affiliate                                          --             (250,000)
      Collection of note receivable                                    --               92,020
                                                               ------------       ------------
            Net cash used in investing activities                  (120,954)          (400,605)
                                                               ------------       ------------

Cash flows from financing activities:

      Exercise of options and warrants                              116,892            700,015
      Payment of stock issuance cost                                (39,413)              --
      Principal payments on capitalized lease obligations           (27,741)           (37,364)
      Repayment of notes payable                                     (8,630)            (8,328)
                                                               ------------       ------------
            Net cash provided by financing activities                41,108            654,323
                                                               ------------       ------------

Net decrease in cash and cash equivalents                        (3,564,086)        (4,514,855)

Cash and cash equivalents at beginning of period                  6,203,525         10,894,375
                                                               ------------       ------------

Cash and cash equivalents at end of period                     $  2,639,439       $  6,379,520
                                                               ============       ============


  The accompanying notes are an integral part of these financial statements.

                              V-ONE CORPORATION
                 NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                 (Unaudited)

1.    Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 1998 and June 30, 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

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

3.    Computation of Net Loss Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") effective December 31, 1997. All prior period net loss per share amounts have been restated to comply with the provisions of SFAS 128. Basic earnings (or loss) per share is computed by dividing net income or (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the periods presented; therefore, basic and diluted loss per share are the same for all periods.


4.    Conversion of Series A Convertible Preferred Stock

As of June 30, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") have elected to convert a total of 1,538 shares into 720,670 shares of Common Stock at conversion prices ranging from $2.1038 to $2.2950 per share, and received warrants to purchase 144,135 shares of Common Stock at an exercise price of $4.77 per share.

5.    New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earning unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

6.    Subsequent Events

ELECTION OF DAVID D. DAWSON AS CHAIRMAN OF THE BOARD OF DIRECTORS AND ELECTION OF A NEW DIRECTOR


The Board of Directors of the Company at its July 22, 1998 meeting elected David
D. Dawson to serve as Chairman. Company founder James F. Chen continues as a director.

The Board of Directors also elected A. L. "Tom" Giannopoulos, President and Chief Executive Officer of MICROS Systems, Inc. (Nasdaq: MCRS), as a director replacing Harry S. Gruner, General Partner of JMI Equity Fund, who resigned.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

Operating results for a given period could be disproportionately affected by any shortfall in expected revenues. In addition, fluctuation in revenues from quarter to quarter have had and are expected to continue to have a significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, the timing of revenue recognition can cause significant variations in operating results from quarter to quarter.

Readers are also referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the Company's last report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUES

Total revenues increased by 59.4% to approximately $3,404,000 for the second quarter of 1998 up from $2,135,000 in the same period of 1997. For the six months ended June 30, 1998, total revenues increased 29.9% to $5,907,000 from $4,549,000 in the same period of 1997. These increases were principally attributable to increased sales of the Company's network security products. Product revenues are derived primarily from software licenses and the sale of hardware products. Product revenues were $3,195,000 and $5,609,000 for the quarter and six months ended June 30, 1998, respectively, an increase of 58.6% and 30.7% over the same periods in 1997, and was principally attributable to increased sales of the Company's SmartGate network security product. Consulting and services revenues were $209,000 and $297,000 for the quarter and six months ended June 30, 1998, respectively, an increase of 73.2% and 15.0% over the same periods in 1997, and reflect the increase in sales of services complementary to the Company's products, including consulting, maintenance and training.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 14.9% and 10.4% for the three months and approximately 19.3% and 13.4% for the six months ended June 30, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues as a percentage of product revenues decreased from 15.3% for the second quarter of 1997 to 10.7% in the same period of 1998. Cost of product revenues as a percentage of product revenues also decreased in the six months ended June 30, 1998 to 13.5% from 19.8% in the same period of 1997. Cost of product revenues was approximately $340,000 for the second quarter of 1998 compared with $308,000 in same period of 1997. Cost of product revenues was approximately $756,000 for the six months ended June 30, 1998 compared with $848,000 for the same period of 1997. The dollar increase and percentage decrease for the three month period ended June 30, 1998 were primarily attributable to increased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales. The dollar and percentage decrease for the six month period ended June 30, 1998 were primarily attributable to an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues as a percentage of consulting and services revenues decreased from 9.1% for the second quarter of 1997 to 7.3% in the same period of 1998. Cost of consulting and services revenues as a percentage of consulting and services revenues also decreased in the six months ended June 30, 1998 to 7.8% from 12.5% in the same period of 1997. Cost of consulting and services revenues were approximately $11,000 for the second quarter of 1997 compared with $15,000 in the same period of 1998. Cost of consulting and services revenues was approximately $32,000 for the six months ended June 30, 1997 compared with $23,000 for the same period of 1998. The dollar increase and percentage decrease in the second quarter of 1998 were primarily attributable to increased consulting and service revenues and lower costs related to software maintenance. The dollar and percentage decrease for the six months ended June 30, 1998 was primarily attributable to lower costs related to software maintenance.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased by 31.9% to approximately $1,597,000 in the second quarter of 1998, down from approximately $2,345,000 in the same period of 1997. Sales and marketing expenses also decreased in the six month period ending June 30, 1998 to approximately $3,078,000, down from approximately $3,800,000 in the same period of 1997. As a percentage of total revenue, sales and marketing expenses were 46.9% and 52.1%, respectively, for the three month and six month periods ended June 30, 1998 compared to 109.9% and 83.6%, respectively, in the comparable periods of 1997. The dollar and percentage decreases in 1998 were principally due to the charge of approximately $551,000 for bad debt expense that was incurred in the second quarter of 1997. Sales and marketing expenses are expected remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's continuing sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased by 23.4% to approximately $825,000 in the second quarter of 1998, down from approximately $1,077,000 in the same period of 1997. General and administrative expenses increased in the six month period ending June 30, 1998 to approximately $2,027,000, up from approximately $1,848,000 in the same period of 1997. As a percentage of revenue, expenses were 24.2% and 34.3% for the three and six month periods ended June 30, 1998 compared to 50.5% and 40.6% in the comparable periods of 1997. The dollar and percentage decreases in the second quarter of 1998 were principally due to the inclusion of approximately $250,000 of legal expenses related to patent, trademark and intellectual property work in the same period of 1997. The dollar increase and the percentage decrease for the six months ended June 30, 1998 were primarily due to noncash charges of approximately $394,000 attributable to anti-dilution adjustments to the terms of the warrants held by JMI Equity Fund II, L.P., which were triggered by conversions of Series A Stock during the period, spread over a larger revenue base. See Note 4 to the Notes to the Condensed Financial Statements. The Company anticipates that general and administrative expenses, exclusive of noncash charges, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 11.5% to approximately $938,000 in the second quarter of 1998, up from approximately $841,000 in the same period of 1997. Research and development also increased in the six month period ending June 30, 1998 to approximately $1,878,000, up from approximately $1,454,000 in the same period of 1997. As a percentage of total revenue, expenses were 27.5% and 31.8% for the three month and six month periods ended June 30, 1998 compared to 39.4% and 32.0% in 1997. The dollar increases and percentage decreases were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Restructuring Charge -- Restructuring charge expense in the second quarter of 1997 consisted of the costs associated with the Company's shift in its sales and marketing efforts toward a channel distribution strategy. Accordingly, the Company recognized a restructuring charge of $800,000, comprised of $400,000 relating to certain marketing expenses and $400,000 relating to the reductions in the Company's workforce in 1997. No restructuring charge was incurred for the second quarter of 1998 or for the six months ended June 30, 1998.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $102,000 and $218,000 for the three and six month periods ended June 30, 1997, respectively, to approximately $40,000 and $108,000 for the three and six month periods ended June 30, 1998, respectively. The decreases were attributable to reduced levels of cash and cash equivalents. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $4,000 and $5,000 for the three and six month periods ended June 30, 1997, respectively, to approximately $31,000 and $43,000 for the three and six month periods ended June 30, 1998, respectively. The increases were due to capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1995, 1996 and 1997 as a result of the net loss incurred during these periods. As of June 30, 1998, the Company has significant net operating loss carry forwards as a result of net losses incurred since inception.

Dividend on Preferred Stock -- The Company provided approximately $31,000 for a dividend on the Series A Stock for the three month period ended June 30, 1998 and approximately $80,000 for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $4,769,000 and $3,484,000 for the six months ended June 30, 1997 and 1998, respectively. Cash used in operating activities for the six months ended June 30, 1998 resulted principally from net losses and increases in accounts receivable, partially offset by an increase in accounts payable, the noncash charge related to the issuance of warrants and depreciation.

Capital expenditures for property and equipment were approximately $243,000 and $121,000 for the six months ended June 30, 1997 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment in 1998. In the six months ended June 30, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through June 30, 1999.

As of June 30, 1998, the Company had an accumulated deficit of approximately $20,205,000. The Company currently expects to incur net losses over the next several quarters.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II. Other Information

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

On May 14, 1998, the following items were voted on at the Annual Meeting of stockholders:

                                                                         Broker
    Proposal                              For      Against   Abstain   Non-Votes
    --------                              ---      -------   -------   ---------
1.  Proposal One:
    Election of:
    Charles C. Chen                    10,826,662   45,675    669,139      N/A
    David D. Dawson                    10,763,809  108,528    669,139      N/A
    as a director for a term ending
    2001.
    The following director terms
    continued following the Annual
    Meeting: James F. Chen, Harry S.
    Gruner and William E. Odom
2.  Proposal Two:
    Ratification of the adoption of
    the 1998 Incentive Stock Plan.     7,236,691   269,362    927,179  3,209,939
3.  Proposal Three:
    Ratification, pursuant to Nasdaq
    Rule 4460 (i), of the issuance
    of (a) shares of the Company's
    Series A Convertible Preferred
    Stock ("Series A Stock") to
    Advantage Fund II Ltd.
    ("Advantage"), (b) warrants
    ("Consultant Warrants") to
    purchase Common Stock issued to
    Wharton Capital Partners, Ltd.
    ("Wharton") and other persons
    pursuant to the Company's
    engagement letter with Wharton
    dated October 22, 1997
    ("Engagement Letter"), and (c)
    the shares of Common Stock
    issuable in connection with the
    Series A Stock, the warrants
    issuable on conversion of the
    Series A Stock and the
    Consultant Warrants.               1,885,948 5,688,455    858,829  3,209,939

                                                                         Broker
    Proposal                              For      Against   Abstain   Non-Votes
    --------                              ---      -------   -------   ---------
4.  Proposal Four:
    Approval, pursuant to Nasdaq
    Rule 4460(i), of the issuance
    pursuant to the terms of the
    Commitment Letter dated December
    8, 1997 between the Company and
    Advantage of (a) shares of a new
    series of the Company's
    preferred stock ("New Preferred
    Stock") to Advantage, (b)
    warrants ("New Warrants") to
    purchase Common Stock to be
    issued to Wharton and other
    persons pursuant to the
    Engagement Letter and (c) the
    shares of Common Stock issuable
    in connection with the New
    Preferred Stock, the warrants
    issuable on conversion of the
    New Preferred Stock and the New
    Warrants.                         1,887,948  5,686,905   858,379   3,209,939
5.  Proposal Five:
    Ratification of the election of
    Coopers & Lybrand L.L.P. as
    independent auditors for fiscal
    year ending December 31, 1998.   10,401,101    206,146   934,229      N/A


Item 5. Other Information

The Board of Directors of the Company at its July 22, 1998 meeting elected David
D. Dawson to serve as Chairman. Company founder James F. Chen continues as a director.

The Board of Directors also elected A. L. "Tom" Giannopoulos, President and Chief Executive Officer of MICROS Systems, Inc. (Nasdaq: MCRS), as a director replacing Harry S. Gruner, General Partner of JMI Equity Fund, who resigned.

A. L. Giannopoulos was elected a director of MICROS Systems, Inc. ("MICROS") in March 1992 and was elected President and Chief Executive Officer of MICROS in May 1993. Effective as of June 1, 1995, Mr. Giannopoulos resigned as General Manager of the Westinghouse Information and Security Systems Divisions, having been with Westinghouse for approximately 30 years. In prior assignments at Westinghouse, Mr. Giannopoulos was General Manager of the Automation Division and National Industrial Systems Sales Force, Industries Group. Mr. Giannopoulos is a graduate of Lamar University with a Bachelor of Science degree in Electrical Engineering.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this quarterly report on Form 10-Q for the quarter period ended June 30, 1998.

Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

 None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    V-ONE CORPORATION

                                    Registrant


Date:       August 6, 1998          By:    /s/ Charles B. Griffis
                                           ----------------------
                                    Name:  Charles B. Griffis

                                    Title: Senior Vice President, Chief
                                           Financial Officer and Treasurer
                                           (Duly authorized officer and
                                           Principal Financial Officer)