Form 10-Q
period 1998-09-30
V ONE CORP/ DE
filed 1998-11-16
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended: September 30, 1998
                                     OR
[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                Delaware                               52-1953278
           ------------------------------------------------------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                    identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


              CLASS                            OUTSTANDING AT NOVEMBER 12, 1998
              -----                            --------------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                 13,930,379

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------
PART I.     FINANCIAL INFORMATION                                             3

Item 1.     Condensed Financial Statements                                    3

            Condensed Balance Sheets as of September 30, 1998                 3
            (unaudited) and December 31, 1997 (unaudited)

            Condensed Statements of Operations for the Three and              4
            Nine Months Ended September 30, 1998 and 1997
            (unaudited)

            Condensed Statements of Cash Flows for the Nine Months            5
            Ended September 30, 1998 and 1997 (unaudited)

            Notes to the Condensed Financial Statements (unaudited)           6

Item 2      Management's Discussion and Analysis of Financial                 8
            Condition and Results of Operations

Item 3      Quantitative and Qualitative Disclosures About                    11
            Market Risk


PART II.    OTHER INFORMATION                                                 12

            Signatures                                                        14



PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (unaudited)
                                                                          September 30,        December 31,
                                                                              1998                 1997
                                                                      -------------------  -------------------
  ASSETS
  Current assets:
           Cash and cash equivalents                                  $          529,657   $        6,203,525
           Accounts receivable, net                                            6,239,770            2,556,979
           Inventory, net                                                        860,156              368,120
           Prepaid expenses and other current assets                             240,593              328,261
                                                                      -------------------  -------------------
                    Total current assets                                       7,870,176            9,456,885

  Property and equipment, net                                                    897,599            1,001,581
  Licensing fee, net                                                             326,142              538,434
  Other assets                                                                   985,005              863,186
                                                                      -------------------  -------------------
                    Total assets                                      $       10,078,922   $       11,860,086
                                                                      ===================  ===================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:

           Accounts payable and accrued expenses                      $        2,074,498   $        1,151,589
           Deferred income                                                       572,268              412,647
           Notes payable - current                                                 9,425               16,667
           Capital lease obligations - current                                    63,950               17,126
                                                                      -------------------  -------------------
                    Total current liabilities                                  2,720,141            1,598,029


  Notes payable - noncurrent                                                           -                5,555
  Deferred rent                                                                        -               36,879
  Capital lease obligations - noncurrent                                         204,662              295,306
                                                                      -------------------  -------------------
                    Total liabilities                                          2,924,803            1,935,769
                                                                      -------------------  -------------------

  Commitments and contingencies

  Series A convertible preferred stock, mandatorily redeemable,
           $0.001 par value; 13,333,333 shares authorized;
           2,462 and 4,000 shares outstanding
           as of September 30, 1998 and December 31, 1997,
           respectively (liquidation preference of $2,472,258)                 2,188,884            3,766,297
                                                                      -------------------  -------------------

  Shareholders' equity:
  Common stock, $0.001 par value; 33,333,333 shares authorized;
           13,915,379 and 13,070,235 shares issued and outstanding as
           of September 30, 1998 and December 31, 1997, respectively              13,915               13,070
  Additional paid-in capital                                                  26,669,890           24,649,538
  Notes receivable from sales of common stock                                   ( 50,726)           ( 166,011)
  Accumulated deficit                                                        (21,667,844)         (18,338,577)
                                                                     -------------------  -------------------
                    Total shareholders' equity                                 4,965,235            6,158,020
                                                                     -------------------  -------------------
                    Total liabilities and shareholders' equity        $       10,078,922   $       11,860,086
                                                                     ===================  ===================


   The accompanying notes are an integral part of these financial statements.




                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                              Three months       Three months      Nine months        Nine months
                                                  ended              ended            ended              ended
                                              September 30,      September 30,    September 30,      September 30,
                                                  1998               1997             1998                1997
                                             ----------------   ---------------- ----------------   -----------------
        Revenues:
              Products                       $     2,258,486    $      2,639,337 $     7,868,417    $       6,929,365
              Consulting and services                139,319             125,015         436,665              383,583
                                             ----------------   ---------------- ----------------   -----------------
                       Total revenues              2,397,805           2,764,352       8,305,082            7,312,948
                                             ----------------   ---------------- ----------------   -----------------
        Cost of revenues:
              Products                               285,140             666,231       1,041,062            1,514,088
              Consulting and services                 45,000              27,745          68,060               60,033
                                             ----------------   ---------------- ----------------   -----------------
                 Total cost of revenues              330,140             693,976       1,109,122            1,574,121
                                             ----------------   ---------------- ----------------   -----------------
        Gross profit                               2,067,665           2,070,376       7,195,960            5,738,827
                                             ----------------   ---------------- ----------------   -----------------
        Operating expenses:
              Sales and marketing                  1,557,069           1,334,930       4,635,497            5,135,365
              General and administrative             880,468             583,446       2,907,687            2,431,358
              Research and development             1,050,560             658,563       2,928,523            2,112,512
              Restructuring charge                         -                   -               -              800,000
                                             ----------------   ---------------- ----------------   -----------------
                 Total operating expenses          3,488,097           2,576,939      10,471,707           10,479,235
        Operating loss                            (1,420,432)           (506,56)      (3,275,747)         (4,740,408)
                                             ----------------   ---------------- ----------------   -----------------

        Other (expense) income:
        Interest expense                              (8,405)              (742)         (51,870)             (5,248)
        Interest income                               14,940              73,662         122,930              291,303
                                             ----------------   ---------------- ----------------   -----------------
                       Total other income              6,535              72,920          71,060              286,055
                                             ----------------   ---------------- ----------------   -----------------
        Net loss                                  (1,413,897)           (433,64)      (3,204,687)         (4,454,353)

        Deemed dividend on preferred stock            13,701                   -          13,701                    -
        Dividend on preferred stock                   30,775                   -         110,879                    -
                                             ----------------   ---------------- ----------------   -----------------
        Loss attributable to holders
              of common stock                $    (1,458,373)   $        433,64) $    (3,329,267)   $     (4,454,353)
                                             ================   ================ ================   =================
        Basic and diluted loss per share
        attributable to holders of
              common stock                   $         (0.10)   $          (0.0) $         (0.25)   $          (0.35)
                                             ================   ================ ================   =================
        Weighted average number of
        common shares outstanding                 13,907,408          12,956,924      13,559,314           12,806,831
                                             ================   ================ ================   =================


   The accompanying notes are an integral part of these financial statements.



                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Nine months         Nine months
                                                                     ended               ended
                                                                  September 30,      September 30,
                                                                      1998               1997
                                                                ------------------  ----------------
         Cash flows from operating activities:
         Net loss                                               $     ( 3,329,267)  $    (4,454,353)
         Adjustments to reconcile net loss to net cash
         used in operating activities:

               Depreciation and amortization                              466,446           362,286
               Noncash charge related to issuance of warrants             394,000                 -

         Changes in assets and liabilities:
               Accounts receivable, net                                (3,682,791)       (2,640,061)
               Inventory, net                                            (492,036)           77,328
               Prepaid expenses and other assets                          (34,151)         (330,312)
               Accounts payable, accrued  expenses and deferrals        1,045,641          (302,584)
                                                                ------------------  ----------------

                     Net cash used in operating activities             (5,507,578)       (7,287,696)
                                                                ------------------  ----------------

         Cash flows from investing activities:
               Purchase of property and equipment                        (150,172)         (459,430)
               Investment in affiliate                                          -          (250,000)
               Collection of note receivable                                    -            88,480
                                                                ------------------  ----------------
                     Net cash used in investing activities               (150,172)         (620,950)
                                                                ------------------  ----------------

         Cash flows from financing activities:

               Exercise of options and warrants                           200,791         1,057,688
               Payment of stock issuance costs                            (49,413)                -
               Dividends paid                                            (110,879)                -
               Principal payments on capitalized lease                    (43,820)          (62,761)
         obligations
               Repayment of notes payable                                 (12,797)           (8,333)
                                                                ------------------  ----------------
                     Net cash (used in) provided by
                     financing activities                                 (16,118)          986,594
                                                                ------------------  ----------------

         Net decrease in cash and cash equivalents                     (5,673,868)       (6,922,052)

         Cash and cash equivalents at beginning of period               6,203,525        10,894,375
                                                                ------------------  ----------------

         Cash and cash equivalents at end of period             $         529,657   $     3,972,323
                                                                ==================  ================


   The accompanying notes are an integral part of these financial statements.



                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation


The condensed financial statements for the three and nine months ended September 30, 1998 and September 30, 1997 of V-ONE Corporation ("V-ONE" or the "Company") are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results expected for the full year ending December 31, 1998.

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

4.       Series A Convertible Preferred Stock

During the six months ended June 30, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock"), which is mandatorily redeemable, had elected to convert a total of 1,538 shares into 720,670 shares of Common Stock at conversion prices ranging from $2.1038 to $2.2950 per share, and received warrants to purchase 144,135 shares of Common Stock at an exercise price of $4.77 per share. No conversion of Series A Stock took place during the quarter ended September 30, 1998.

Due to the Maximum Share Amount limitation found in Section 7(a)(1) of the Certificate of Designations of the Series A Stock ("Certificate"), the Company is not presently obligated to convert shares of Series A Stock held by Advantage Fund II Ltd. ("Advantage"). On September 21, 1998, the Company sent an inconvertibility notice to Advantage pursuant to Section 7(a)(2) of the

Certificate indicating that, as of September 11, 1998, Advantage had the right to have 619 shares of Series A Stock redeemed by the Company for the Share Limitation Redemption Price (which term is defined in the Certificate). This amount will vary as the market price of the Company's Common Stock changes.

On September 22, 1998, the Company and Advantage entered into a waiver agreement ("Waiver Agreement") and Amendment No. 1 ("Amendment No. 1") to the Registration Rights Agreement dated as of December 3, 1997 by and between the Company and Advantage (as amended, "Registration Rights Agreement"). Pursuant to the Waiver Agreement, Advantage has waived its right until November 20, 1998 (1) to convert or require the Company to redeem its Series A Stock under certain circumstances,
(2) to an adjustment to the "Ceiling Price" and the "Conversion Percentage" (as such terms are defined in the Certificate), and (3) to the "Periodic Amount" pursuant to Section 2(c) of the Registration Rights Agreement (the term "Periodic Amount" is defined in Section 2(c) of the Registration Rights Agreement).

Under the Waiver Agreement, the Company also has the right to redeem the Series A Stock held by Advantage at any time until November 20, 1998 at a price of $1,300 per share. If the shares of Series A Stock are so redeemed, all accrued dividends will be waived by Advantage, without any additional payment by the Company. The Company entered into a Placement Agent Agreement on October 9, 1998 with LaSalle St. Securities, Inc. ("LaSalle") to raise the funds needed to redeem the shares of Series A Stock held by Advantage. (See note 6.)

In consideration for Advantage entering into the Waiver Agreement, the Company granted to Advantage warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.125 per share and warrants to purchase an additional 389,441 shares of the Company's Common Stock at an exercise price of $4.77 per share, all of which expire on September 21, 2003 (collectively "Additional Warrants"). As a result of issuing the Additional Warrants, the Company will ratably record a deemed dividend over the effective period of the Waiver Agreement. In addition, under the terms of the Waiver Agreement, Advantage will no longer receive Series A Warrants upon conversion of the Series A Stock. The Series A Stock is convertible solely into shares of Common Stock as provided in the Certificate without any other adjustment to the terms of conversion as a result of this change. Pursuant to the terms of Amendment No. 1, the Company has agreed to file a registration statement with respect to the shares of Common Stock underlying the Additional Warrants.

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

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which superseded SOP 91-1 effective January 1, 1998. Effective January 1, 1998, the Company adopted SOP 97-2. The adoption of this statement has no material affect on the Company's financial statements.

6.       Subsequent Event

PRIVATE PLACEMENT OF COMMON STOCK

On October 9, 1998, the Company entered into a Placement Agent Agreement with LaSalle to solicit the sale of V-ONE's Common Stock. The Company is seeking to sell not less than 1,800,000 shares of Common Stock and not more than 2,722,070 shares at a price of $2.00 per share. LaSalle and its designees would receive warrants for 50,000 shares of Common Stock at an exercise price of $2.125 per share if at least 1,800,000 shares are sold. The private placement has not yet been consummated.

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

Operating results for a given period could be disproportionately affected by any shortfall in expected revenues. In addition, fluctuations in revenues from quarter to quarter have had and are expected to continue to have a significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, the timing of revenue recognition can cause significant variations in operating results from quarter to quarter.

Readers are also referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the Company's last report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased by 13.3% to approximately $2,398,000 for the third quarter of 1998 down from $2,764,000 in the same period of 1997. For the nine months ended September 30, 1998, total revenues increased 13.6% to $8,305,000 from $7,313,000 in the same period of 1997. The quarterly decrease was due to reduced sales of the Company's bundled turnkey firewall product, SmartWall, and the entering into of several transactions where the earnings process was not yet complete, while the increase for the nine month period reflected continued growth in sales of the Company's software Virtual Private Network ("VPN") product, SmartGate. Product revenues are derived primarily from software licenses and the sale of hardware products. Product revenues were approximately $2,259,000 and $7,868,000 for the quarter and nine months ended September 30, 1998, respectively, a decrease of 14.4% and an increase of 13.6% over the same periods in 1997, as lower sales of SmartWall during the quarter were offset by sales growth of SmartGate over the entire period. Consulting and services revenues were approximately $139,000 and $437,000 for the quarter and nine months ended September 30, 1998, respectively, an increase of 11.4% and 13.8% over the same periods in 1997, and reflect the increase in sales of services complementary to the Company's products, including consulting, maintenance and training.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 25.1% and 13.8% for the three months and approximately 21.5% and 13.4% for the nine months ended September 30, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues as a percentage of product revenues decreased from 25.2% for the third quarter of 1997 to 12.6% in the same period of 1998. Cost of product revenues as a percentage of product revenues also decreased in the nine months ended September 30, 1998 to 13.2% from 21.9% in the same period of 1997. Cost of product revenues was approximately $285,000 for the third quarter of 1998 compared with $666,000 in same period of 1997. Cost of product revenues was approximately $1,041,000 for the nine months ended September 30, 1998 compared with $1,514,000 for the same period of 1997. The dollar and percentage decreases for the three month period ended September 30, 1998 were primarily attributable to decreased sales combined with an increase in the proportion of sales from software licenses as compared to turnkey hardware sales. The dollar and percentage decrease for the nine month period ended September 30, 1998 were primarily attributable to an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues as a percentage of consulting and services revenues increased from 22.2% for the third quarter of 1997 to 32.3% in the same period of 1998. Cost of consulting and services revenues as a percentage of consulting and services revenues decreased in the nine months ended September 30, 1998 to 15.6% from 15.7% in the same period of 1997. Cost of consulting and services revenues were approximately $28,000 for the third quarter of 1997 compared with $45,000 in the same period of 1998. Cost of consulting and services revenues was approximately $60,000 for the nine months ended September 30, 1997 compared with $68,000 for the same period of 1998. The dollar and percentage increases in the third quarter of 1998 were primarily attributable to increased consulting and service revenues and higher costs related to software maintenance. The dollar increase and the small percentage decrease for the nine months ended September 30, 1998 was primarily attributable to lower costs related to software maintenance spread over higher consulting and services revenues.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased by 16.6% to approximately $1,557,000 in the third quarter of 1998, up from approximately $1,335,000 in the same period of 1997. Sales and marketing expenses decreased in the nine month period ended September 30, 1998 to approximately $4,635,000, down from approximately $5,135,000 in the same period of 1997. As a percentage of total revenue, sales and marketing expenses were 64.9% and 55.8%, respectively, for the three month and nine month periods ended September 30, 1998 compared to 48.3% and 70.2%, respectively, in the comparable periods of 1997. The percentage and dollar increases in the three months ended September 30, 1998 were due to the inclusion of approximately $200,000 in reserve for bad debt expense spread over lower revenues during the quarter, while the dollar and percentage decreases in the nine month period were principally due to the charge of approximately $551,000 for bad debt expense that was incurred in the second quarter of 1997. Sales and marketing expenses are expected remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's continuing sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased by 50.9% to approximately $880,000 in the third quarter of 1998, up from approximately $583,000 in the same period of 1997. General and administrative expenses increased in the nine month period ended September 30, 1998 to approximately $2,908,000, up from approximately $2,431,000 in the same period of 1997. As a percentage of revenue, expenses were 36.7% and 35.0% for the three and nine month periods ended September 30, 1998 compared to 21.1% and 33.2% in the comparable periods of 1997. The dollar and percentage increases in the third quarter of 1998 were principally due to additions to senior management this year. The dollar and percentage increases for the nine months ended September 30, 1998 were primarily due to noncash charges of approximately $394,000 attributable to anti-dilution adjustments to the terms of the warrants held by JMI Equity Fund II, L.P., which were triggered by conversions of Series A Stock during the period, and the bad debt reserve. A noncash charge of approximately $29,000 will be incurred upon successful completion of the private placement because of a further anti-dilution adjustment to the exercise price of these warrants to $2.00 per share. See Note 4 to the Notes to the Condensed Financial Statements. The Company anticipates that general and administrative expenses, exclusive of noncash charges and reserves for bad debts, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 59.5% to approximately $1,051,000 in the third quarter of 1998, up from approximately $659,000 in the same period of 1997. Research and development also increased in the nine month period ended September 30, 1998 to approximately $2,929,000, up by 38.6% from approximately $2,113,000 in the same period of 1997. As a percentage of total revenue, expenses were 43.8% and 35.3% for the three month and nine month periods ended September 30, 1998 compared to 23.8% and 28.9% in 1997. The dollar and percentage increases were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Restructuring Charge -- Restructuring charge expense in the second quarter of 1997 consisted of the costs associated with the Company's shift in its sales and marketing efforts toward a channel distribution strategy. Accordingly, the Company recognized a restructuring charge of $800,000, comprised of $400,000 relating to certain marketing expenses and $400,000 relating to the reductions in the Company's workforce in 1997. No restructuring charge was incurred for the third quarter of 1998 or 1997 or for the nine months ended September 30, 1998.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $123,000 and $291,000 for the three and nine month periods ended September 30, 1997, respectively, to approximately $15,000 and $74,000 for the three and nine month periods ended September 30, 1998, respectively. The decreases were attributable to reduced levels of cash and cash equivalents. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $1,000 and $5,000 for the three and nine month periods ended September 30, 1997, respectively, to approximately $8,000 and $52,000 for the three and nine month periods ended
September 30, 1998, respectively. The increases were due to capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1995, 1996 and 1997 as a result of the net loss incurred during these periods. As of September 30, 1998, the Company has significant net operating loss carry forwards because of net losses incurred since inception.

Dividends on Preferred Stock -- The Company provided approximately $31,000 for a dividend on the Series A Stock and approximately $14,000 for a deemed dividend (arising from the issuance of warrants for 100,000 shares of Common Stock at an exercise price of $2.125 per share and warrants for 389,441 shares of Common Stock at an exercise price of $4.77 per share as a result of the Waiver Agreement) for the three month period ended September 30, 1998 and approximately $111,000 and $14,000, respectively, for the nine month period ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $7,288,000 and $5,618,000 for the nine months ended September 30, 1997 and 1998, respectively. Cash used in operating activities for the nine months ended September 30, 1998 resulted principally from net losses and increases in accounts receivable, partially offset by an increase in accounts payable, the noncash charge related to the issuance of warrants and depreciation.

Capital expenditures for property and equipment were approximately $459,000 and $150,000 for the nine months ended September 30, 1997 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment in 1998. In the nine months ended September 30, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations, from the private placement described in Note 4 to the financial statements for the period ended September 30, 1998, and from other financing activities will be sufficient to finance the Company's operations at least through September 30, 1999. The Company will, however, need to raise additional capital either through the private placement or other financing activities in the short term to redeem the Series A Stock and to finance its ongoing operations.

As  of  September  30,  1998,  the  Company  had  an   accumulated   deficit  of
approximately $21,670,000. The Company currently expects to incur net losses in the next quarter.

YEAR 2000 ISSUE

The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g., 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business transactions.

V-ONE has completed the identification and assessment of most of its IT systems, and those systems have been modified by the suppliers of those systems to V-ONE to address Year 2000 problems. In addition to its internal systems, V-ONE has begun to assess the level of Year 2000 problems associated with its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. V-ONE has also started its identification and assessment of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment.

V-ONE's own software products are Year 2000 compliant.

V-ONE's costs to date for its Year 2000 compliance program, excluding the salaries of its employees, has not been material. In fact, most of V-ONE's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although V-ONE has not completed its assessment, it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

V-ONE cannot determine currently its most likely worst case Year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As V-ONE completes its identification and assessment of internal and third party systems, it expects to develop contingency plans for various worst-case scenarios. V-ONE expects to complete such contingency planning by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Part II. Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Use of Proceeds

(b) On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Advantage currently holds 2,462 shares of Series A Stock. Each share of Series A Stock is convertible into shares of Common Stock, $0.001 par value per share, of the Company ("Common Stock") and was convertible into warrants to purchase shares of Common Stock ("Series A Warrants").

Due to the Maximum Share Amount limitation found in Section 7(a)(1) of the Certificate, the Company is not presently obligated to convert shares of Series A Stock held by Advantage. On September 21, 1998, the Company sent an inconvertibility notice to Advantage pursuant to Section 7(a)(2) of the Certificate indicating that, as of September 11, 1998, Advantage had the right to have some of its shares of Series A Stock redeemed by the Company for the Share Limitation Redemption Price (which term is defined in the Certificate).

On September 22, 1998, the Company and Advantage entered into the Waiver Agreement and Amendment No. 1 to the Registration Rights Agreement. Pursuant to the Waiver Agreement, Advantage has until November 20, 1998 waived its right (1) to convert or require the Company to redeem its Series A Stock under certain circumstances, (2) to an adjustment to the "Ceiling Price" and the "Conversion Percentage" (as such terms are defined in the Certificate), and (3) to the "Periodic Amount" pursuant to Section 2(c) of the Registration Rights Agreement (the term "Periodic Amount" is defined in Section 2(c) of the Registration Rights Agreement).

Under the Waiver Agreement, the Company also has the right to redeem the Series A Stock held by Advantage at any time until November 20, 1998 at a price of $1,300 per share. If the shares of Series A Stock are so redeemed, all accrued dividends will be waived by Advantage, without any additional payment by the Company.

Simultaneously with the execution of the Waiver Agreement, the Company granted to Advantage warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.125 per share and warrants to purchase 389,441 shares of the Company's Common Stock at an exercise price of $4.77 per share, all of which expire on September 21, 2003 (collectively "Additional Warrants"). In addition, under the terms of the Waiver Agreement, Advantage will no longer receive Series A Warrants upon conversion of the Series A Stock. The Series A Stock is convertible solely into shares of Common Stock as provided in the Certificate without any other adjustment to the terms of conversion as a result of this change. Pursuant to the terms of Amendment No. 1, the Company has agreed to file a registration statement with respect to the shares of Common Stock underlying the Additional Warrants.

The descriptions of the Certificate, the Waiver Agreement, Amendment No. 1 and of the agreements and other documents described in this Form 10-Q are qualified in their entirety by reference to the exhibits filed with the Company's Form 8-K dated September 22, 1998 and with the Company's Form 8-K dated December 15, 1997.

(c) Warrants Issued to Directors

On August 7, 1998, the Company issued warrants to purchase 10,000 shares each of Common Stock at an exercise price of $2.688 per share to William E. Odom and A.
L. "Tom" Giannopoulos, both of whom are directors of the Company. These warrants were issued in consideration for their service as directors of the Company in reliance on Section 4(2) of the Securities Act of 1933.

Warrants Issued to Advantage

On September 22, 1998, the Company issued warrants to purchase 489,441 shares of Common Stock to Advantage Fund II Ltd. ("Advantage") in consideration of Advantage's entering into the Waiver Agreement, dated September 22, 1998.

389,441 of the warrants are exercisable at a price of $4.77 per share and 100,000 of the warrants are exercisable at $2.125 per share. The warrants were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 1998.

                                  Exhibit Index


EXHIBIT                                     DESCRIPTION

10.1     Inconvertibility Notice, dated September 21, 1998. (1)
10.2 Waiver Agreement, dated September 22, 1998, between the Company and Advantage. (1)
10.3 Amendment No. 1 dated September 22, 1998 to the Registration Rights Agreement between the Company and Advantage. (1)
10.4 Warrant Granted to Advantage to Purchase 100,000 shares of the Company's Common Stock. (1)
10.5 Warrant Granted to Advantage to Purchase 389,441 shares of the Company's Common Stock. (1)
10.6     Waiver  Letter,  dated  November  5,  1998,  between  the  Company  and
         Advantage.
10.7 Placement Agent Agreement, dated October 9, 1998, between the Company and LaSalle.
10.8 Amendment No. 1 to Placement Agent Agreement, dated November 9, 1998, between the Company and LaSalle.
10.9 Escrow Agreement, dated October 9, 1998, among the Company, LaSalle and LaSalle National Bank.
10.10 Amendment No. 1 to Escrow Agreement, dated November 9, 1998, among the Company, LaSalle and LaSalle National Bank.
10.11    Form of Subscription Documents.
10.12    Form of Addendum #1 to Subscription Documents.
10.13    Form of Addendum #2 to Subscription Documents.
10.14    Form of Warrant  to  Purchase  50,000  shares of the  Company's  Common
         Stock.
10.15 Form of Warrant Granted to A. L. Giannopoulos to Purchase 10,000 shares of the Company's Common Stock.
10.16 Form of Warrant Granted to William E. Odom to Purchase 10,000 shares of the Company's Common Stock.
27       Financial data schedule
--------------------
(1) Incorporated by reference to the Company's filing on Form 8-K dated September 22, 1998.

(b)      Reports on Form 8-K


Form 8-K dated September 22, 1998 reporting under Item 5.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       V-ONE CORPORATION

                                       Registrant



Date:      November 16, 1998    By:     /s/ Charles B. Griffis
                                        ----------------------------------------
                                Name:   Charles B. Griffis

                                Title: Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)