Form 10-K
period 1998-12-31
V ONE CORP/ DE
filed 1999-04-01
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1998

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

            20250 CENTURY BLVD., SUITE 300, GERMANTOWN, MARYLAND 20874
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of on March 1, 1999 was approximately $50,284,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 16,761,299 shares of Common Stock outstanding as of March 1, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 1999 annual stockholder's meeting to be held on May 13, 1999.

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

FINANCING ACTIVITIES

The Company offered 3,000,000 shares of its Common Stock, par value $0.001 ("Common Stock"), in an initial public offering (the "IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company and certain shareholders for $5.00 per share.

On December 8, 1997, the Company, issued 4,000 shares of Series A Convertible Preferred Stock ("Series A Stock") to Advantage Fund II Ltd. ("Advantage") for $4 million in the aggregate. Each share of Series A Stock was convertible into shares of Common Stock, $0.001 par value per share, of the Company ("Common Stock") and warrants to purchase shares of Common Stock ("Series A Warrants").

Due to the Maximum Share Amount limitation found in Section 7(a)(1) of the Certificate of Designations of the Series A Stock ("Certificate"), the Company was obligated to convert shares of Series A Stock held by Advantage. On September 21, 1998, the Company sent an inconvertibility notice to Advantage pursuant to Section 7(a)(2) of the Certificate indicating that, as of September 11, 1998, Advantage had the right to have some of its shares of Series A Stock redeemed by the Company for the Share Limitation Redemption Price (which term is defined in the Certificate).

On September 22, 1998, the Company and Advantage entered into a waiver agreement ("Waiver Agreement") and Amendment No. 1 ("Amendment No. 1") to the Registration Rights Agreement dated as of December 3, 1997 by and between the Company and Advantage (as amended, "Registration Rights Agreement"). Pursuant to the Waiver Agreement, the Company redeemed 2,462 shares of Series A Stock for $3,200,000 in the aggregate on November 20, 1998. Advantage waived all accrued dividends on the Series A Stock. No shares of Series A Stock remain outstanding.

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

On November 20, 1998, the Company sold 1,860,000 shares of its Common Stock, at $2.00 per share to a group of accredited investors pursuant to its Placement Agent Agreement dated October 9, 1998, as amended, between the Company and LaSalle St. Securities, Inc. ("LaSalle"). The shares of Common Stock were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Securities Act"). The Company received $3,366,600 in net sale proceeds after payment of commissions of 8% of the gross sale proceeds and non-accountable expense allowance of 1.5% of the gross sale proceeds to LaSalle.

LaSalle also received warrants in the aggregate to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share. These warrants were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

Between December 4, 1998 and December 9, 1998, the Company, sold 675,000 shares of its Common Stock at $2.00 per share to certain accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Company received $1,308,000 in net sale proceeds after payment of commissions to LaSalle and Coldwater Capital LLC.

On February 24, 1999, V-ONE obtained a $3,000,000 term loan from Transamerica Business Credit Corporation. The term loan is due on August 31, 1999. Thereafter, the term loan will convert into a revolving credit facility if V-ONE is not in default under its credit agreement with Transamerica. The maximum amount that can be borrowed by V-ONE under the revolving credit facility is the lesser of $3,000,000 and 80% of eligible receivables. The revolving credit facility expires on August 31, 2000.

In connection with this loan, V-ONE granted a security interest in all of its assets, including its intellectual property, to Transamerica. If V-ONE is unable to repay the loan or there is an event of default under the loan, Transamerica could foreclose on its security interest.

Pursuant to the terms of the loan agreement relating to this term loan, receipt by V-ONE of an opinion from its independent auditors which expresses doubt with regard to the ability of V-ONE to continue as a going concern constitutes an event of default under the loan agreement and allows Transamerica to foreclose on its security interest. V-ONE has received such an opinion from its independent auditors in connection with their review of V-ONE's financial statements as of and for the year ended December 31, 1998. As of the date of such opinion, there was an event of default under the loan agreement; however, Transamerica has subsequently waived this event of default. In consideration for such waiver, V-ONE has agreed to (a) grant an affiliate of Transamerica warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (b) accept an additional financial covenant that V-ONE's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. There can be no assurance that V-ONE will be able to comply with the loan covenants.

BACKGROUND

OVERVIEW. Over the last decade, decentralized computing has emerged as a result of the widespread adoption of personal computers, local area networks and wide area networks. This emergence has enabled users to communicate with each other and share data throughout an entire organization. With the recent popularization of the Internet and increased performance capabilities offered by high-speed modems, ISDN services and frame relay technology, the volume of data transferred over networks has increased dramatically. Further fueling this expansion, carriers and Internet service providers have dramatically reduced their tariffs for their high speed aggregation services running over T-1 and T-3 transits, which have data transfer rates that approximate local area network performance.

In addition, leading hardware and software vendors have adopted and support TCP/IP, the Internet's non-proprietary communications protocol, for computer communications and information exchange. This open platform, along with the emergence of the Internet, allows increasing numbers of businesses and consumers to engage in electronic commerce, such as home banking, credit verification, securities trading and home shopping. The problem is that TCP/IP networks are unsecure. Using the Company's technology, users can create "virtual" private networks at a fraction of the cost of actual private wide area networks.

Organizations, recognizing the potential cost savings using public networks, such as the Internet, as an extension of their enterprise networks, have begun connecting branch offices and remote and mobile users to mission critical applications and corporate resources such as groupware, customer databases and inventory control systems. Also, the Internet can be used as a lower cost alternative to value-added networks as a means to link companies with customers, suppliers and trading partners. This instantiation is known in the industry as extranet architecture. The need for internal security continues to grow as businesses deploy extranets, intranets, internal networks using TCP/IP protocols, and browser-based applications to facilitate geographically dispersed communications and the transmission of information throughout an enterprise in a cost-effective manner.

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

- - Augment and Integrate with Existing Security Products. The Company intends to continue to offer products that interoperate with a wide variety of third-party security products, including multiple firewalls and tokens, allowing a customer to augment existing network security systems. The Company believes that its technology protects a customer's existing network security investments because the Company's products are designed to integrate easily with point products currently employed by its customers. The Company believes that this strategy will enable it to gain access to potential customers who have previously made network security investments but whose network security needs are continuing to evolve.

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

- - Develop and Leverage Strategic Alliances. The Company has established strategic alliances to increase the distribution and market acceptance of its network security products including an alliance with GTE Internetworking, a unit of GTE Corp. ("GTE"), and MCI Telecommunications Corporation ("MCI"). The Company intends to continue to strengthen its existing strategic alliances while forging new relationships with key industry participants. In addition, the Company is exploring opportunities to develop new products and expand the functionality of its existing products through alliances with key vendors of complementary technologies.



PRODUCTS AND SERVICES

The Company's network security products are designed to protect an organization's information and networks from unauthorized access while allowing users of the network to conduct business securely over the Internet and intranets. These products have been designed to interoperate seamlessly and enhance application functionality. The Company designs its products so that they can be combined in different configurations to provide customized solutions for its customers. The following table lists the Company's current products:

---------------------------------------------------------------------------------------------------------------
                                                                                                   DATE OF
PRODUCT                  CATEGORY             DESCRIPTION                                          INTRODUCTION


SmartGate(REGISTERED)    Client/server        End-to-end, application level network data           Q4 1995
                         security             security system providing two-factor
                                              identification, mutual authentication, encryption
                                              and access control

Air SmartGate(TRADEMARK) Wireless Client/     A system that provides an end-to-end security        Q4 1998
                         Server Security      system for two-way pagers

SmartWall(REGISTERED)    Network perimeter    An application level, dual-homed firewall that       Q4 1994
                         security             protects internal networks while enabling remote
                         (firewall)           access to internal resources


---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------

SmartCAT(REGISTERED)     Smart  card          Smart card client software that is interoperable     Q2 1994
                         technology           with third-party  smart cards and smart card
                                              readers that incorporate SmartGate(REGISTERED)
                                              technology

Online Registration      Client/server        A system that allows remote creation and             Q2 1996
Service(TRADEMARK)       token                management of secure tokens and workstation
                         distribution         configuration files incorporated in
                                              SmartGate(REGISTERED) technology

Wallet                   Electronic           Electronic technology that enables secure payment    Q3 1995
Technology(TRADEMARK)    commerce             transactions containing credit card information
                                              incorporated in SmartGate(REGISTERED) technology

---------------------------------------------------------------------------------------------------------------

SmartGate -- SmartGate is designed to interoperate easily with most TCP/IP-based applications and to allow the end user to securely use existing and future software applications over the Internet and intranets. SmartGate employs two-factor identification (two independent components are combined to authenticate a user) and mutual authentication (both the server and client, SmartPass(TRADEMARK), determine that the other party to the transaction is authorized to participate in the transaction) through the use of virtual or physical smart cards or other authentication devices.

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

SmartGate server software versions are available on a variety of leading operating systems, including RedHat's Linux, Berkeley Software Development, Inc.'s BSD/OS, Sun Microsystems, Inc.'s Solaris, and Trusted Solaris, and Hewlett-Packard Company's HP-UX. SmartGate client supports Microsoft Corporation's Windows versions 3X, Windows 95 and 98 and Windows NT. A turnkey version of SmartGate server is available for BSD/OS on an Intel Pentium hardware platform.

Air SmartGate - working in a manner similar to SmartGate allows for secure, encrypted, authenticated communication between two-way pagers and e-mail through a SmartGate server.

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

Online Registration Service -- A user must be registered to access an authentication-based system. The Online Registration Service product is a system for efficient on-line enrollment of large user communities. The Online Registration Service completely automates the creation and exchange of the user's keys and initializes the user's default access privileges. The Online Registration Service either creates a virtual smart card or formats a physical smart card that contains a shared secret key that is PIN code protected. Online registration service is now incorporated in SmartGate server version 2.6 and SmartPass client version 3.3.

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

Direct Marketing Effort -- The Company has developed its initial marketing and direct touch sales efforts on key industry participants within certain industry and market segments, including financial services, telecommunications and information services companies and government agencies. The Company employs a direct touch sales force to market its products to these key industry participants. The Company's direct touch sales force solicits prospective customers and provides technical advice and support with respect to the Company's products. In 1996, the Company opened regional sales offices in New York, New York and San Francisco, California. The Company added a Chicago, Illinois regional sales office in 1997, and added regional offices in Boston, Massachusetts, Columbus, Ohio, Northern Virginia, and Houston, Texas in 1998.

Indirect Marketing Effort -- An important component of the Company's sales strategy is the development of indirect sales channels such as Internet Service Providers ("ISPs"), systems integrators and value-added network service providers. The Company utilizes indirect sales channels to leverage the efforts of its direct sales force. The Company has initiated sales and marketing programs to sign up integrators, value-added resellers ("VARs") and original equipment manufacturers within the United States. The Company has established relationships with international distributors in the United Kingdom, Sweden, Germany, Belgium, Canada, China, Chile, Japan, Singapore, South Africa, South Korea and Australia.

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

V-ONE has broadened its customer base and had no customers with 10% or more of its 1998 sales. Approximately 12% of 1997 sales were to Government Technology Services, Inc.

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

Currently, the Company competes in several different markets, including hardware assisted encryption devices, token authentication, smart card-based security applications and electronic commerce applications. The Company's competitors for Internet and intranet perimeter security and access control include Ascend Communications, Inc., AXENT Technologies, Inc., Northern Telecom Limited (Nortel Networks), Check Point Software Technology Ltd., Cisco Systems, Inc., International Business Machines Corporation, Secure Computing Corporation, Sun Microsystems, Inc. and Network Associates, Inc.

The Company competes to a lesser degree with token vendors because the Company's SmartGate product supports many vendor tokens. Token vendors include, AXENT Technologies, Inc., Leemah DataCom Security Corporation, National Semiconductor Inc., Racal-Guardata, Inc. and Security Dynamics Technologies, Inc. ("Security Dynamics").

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

In 1998, no customer accounted for more than 10% of product revenues, while in 1997, Government Technology Services, Inc. ("GTSI") accounted for approximately 12% of total revenues. In 1996, product revenues from MCI and the National Security Agency ("NSA") accounted for approximately 14% and 14%, respectively, of total revenues.

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

There can be no assurance that the Company will be able to maintain its license rights for the RSA data encryption and authentication technology, and the loss of such rights could have a material adverse effect on the Company's business, financial condition and results of operations. If either RSA terminates the license agreement or takes any other action that results in the loss of, or inability to maintain, such licensed technology, the Company may incur lost sales, delays in delivery of the Company's current products and services or delays in the introduction of new products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company has received four patents, which expire in 2013, 2014, and 2015 and has pending four patent applications with the United States Patent and Trademark Office that cover certain aspects of its technology. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby.

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

V-ONE has completed the identification and assessment of most of its IT systems, and those systems have been modified by the suppliers of those systems to V-ONE to address Year 2000 problems. In addition to its internal systems, V-ONE has assessed the level of Year 2000 problems associated with most of its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. V-ONE has also identified and assessed most of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment. Almost all of these suppliers have indicated that their software and other products are Year 2000 compliant. In addition, most of V-ONE's non-IT systems appear to be Year 2000 compliant.

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

V-ONE cannot determine currently its most likely worst case Year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As V-ONE completes its identification and assessment of internal and third party systems, it expects to develop contingency plans for various worst-case scenarios. V-ONE expects to complete such contingency planning by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

EMPLOYEES

As of March 1, 1999, the Company had 67 full-time employees and 1 consultant. Of these individuals, 30 were in sales and marketing, 25 were in development and 13 were in finance and administration. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF COMMON STOCK

V-ONE operates in a rapidly changing environment that involves numerous risks, some of which are beyond V-ONE's control. The following discussion highlights some of the risks V-ONE faces. This Annual Report on Form 10-K contains "forward-looking statements." Such statements involve known and unknown risks and uncertainties that could cause V-ONE's actual performance or achievements to differ from any future performance or achievements expressed or implied by such statements. Readers should carefully consider the following risk factors before purchasing common stock of V-ONE. Readers are also referred to other documents to be filed by V-ONE with the SEC, which may identify important risk factors for V-ONE.


V-ONE'S LIMITED OPERATING HISTORY, ACCUMULATED DEFICIT AND FINANCING ACTIVITIES. As of December 31, 1998, V-ONE had an accumulated deficit of approximately $29,692,000. V-ONE currently expects to incur additional net losses over the next several quarters. V-ONE will need to raise additional capital through various financing activities in the short term to finance its ongoing operations and is presently exploring sources of such financing.

Because of V-ONE's limited operating history, V-ONE may not achieve or sustain profitability or significant revenues. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable successfully to address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

V-ONE was founded in February 1993 and introduced its first product in December 1994. Accordingly, V-ONE did not generate any significant revenues until 1995 when it commenced sales of its SmartWall firewall product and introduced its SmartGate client/server system. Revenues for 1995, 1996, 1997 and 1998 were approximately $1,104,000, $5,319,000, $5,973,000 and $6,260,000, respectively.

Losses  attributable  to holders of Common Stock for 1995,  1996,  1997 and 1998
were   approximately   $1,122,000,   $7,813,000,   $10,828,000  and  $9,407,000,
respectively.

V-ONE's growth in recent periods may not be an accurate indication of future results of operations in light of V-ONE's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

RISKS RELATING TO AVAILABILITY OF CAPITAL. It is anticipated that V-ONE will continue to expend significant amounts to fund its operations and research and development. V-ONE's cash and cash equivalents may not be sufficient to meet its requirements beyond August 31, 1999. In order to maintain V-ONE's operations and research and development at present levels, V-ONE anticipates that it will need to secure additional financing through the sale of equity securities by the third quarter of 1999. If such additional financing is not available to V-ONE, it will attempt to reduce its cash requirements through significant reductions in operating levels. V-ONE may be unable to place equity securities on favorable terms or in an amount required to meet its future cash requirements. In addition, V-ONE may not be successful in reducing operating levels or, if operating levels are reduced, V-ONE may not be able to maintain operations for any extended period of time.

RISKS RELATING TO SECURED LOAN. On February 24, 1999, V-ONE obtained a $3,000,000 term loan from Transamerica Business Credit Corporation ("Transamerica"). The term loan is due on August 31, 1999. Thereafter, the term loan will convert into a revolving credit facility if V-ONE is not in default under its credit agreement with Transamerica. The maximum amount that can be borrowed by V-ONE under the revolving credit facility is the lesser of $3,000,000 and 80% of eligible receivables. The revolving credit facility expires on August 31, 2000.

In connection with this loan, V-ONE granted a security interest in all of its assets, including its intellectual property, to Transamerica. If V-ONE is unable to repay the loan or there is an event of default under the loan, Transamerica could foreclose on its security interest.

Pursuant to the terms of the loan agreement relating to this term loan, receipt by V-ONE of an opinion from its independent auditors which expresses doubt with regard to the ability of V-ONE to continue as a going concern constitutes an event of default under the loan agreement and allows Transamerica to foreclose on its security interest. V-ONE has received such an opinion from its independent auditors in connection with their review of V-ONE's financial statements as of and for the year ended December 31, 1998. As of the date of such opinion, there was an event of default under the loan agreement; however, Transamerica has subsequently waived this event of default. In consideration for such waiver, V-ONE has agreed (a) to grant an affiliate of Transamerica warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (b) accept an additional financial covenent that V-ONE's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. There can be no assurance that V-ONE will be able to comply with the loan covenants.

RISKS ASSOCIATED WITH THE EMERGING NETWORK SECURITY MARKET. The market for V-ONE's products, particularly its client/server VPN or virtual private network products, is in an early stage of development and the market's acceptance of these products has been slower than expected. The rapid development of Internet and intranet computing has increased the ability of users to access proprietary information and resources and has recently increased demand for network security products. Because the market for network security products is only beginning to develop and potential customers are only beginning to realize the benefits of VPN technology, it is difficult to assess the size of the market, the product features desired by the market, the best price structure for V-ONE's products, the best distribution strategy and the competitive environment that will develop in this market.

The demand for V-ONE's products could decline as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors beyond V-ONE's control. Any such decline would adversely effect V-ONE.

ANTICIPATED FLUCTUATIONS IN QUARTERLY RESULTS. At V-ONE's board of directors meeting on March 4, 1999, V-ONE revised its revenue recognition policy. V-ONE had previously used a "sell-in" model with distributors, where revenue is recognized when product is sold to the distributor. V-ONE is now using a "sell-through" model, where revenue is recognized when the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with V-ONE. This revision in policy will cause revenue to be recognized later in the distribution cycle and may make V-ONE's quarterly financial results more variable. In addition, future revenues may be less affected by V-ONE's direct sales efforts unless V-ONE directly assists resellers in sales to end users.

V-ONE is applying the revised revenue recognition policy to its financial statements for the year ended December 31, 1998. In addition, V-ONE has restated its financial statements for the years ended December 31, 1997 and 1996 and for the quarters ended September 30, 1998, 1997 and 1996, June 30, 1998 and 1997 and March 31, 1998 and 1997 for consistency of presentation.

V-ONE'S DEPENDENCE ON KEY PERSONNEL. V-ONE's success depends, to a large extent, upon the performance of its senior management and its technical, sales and marketing personnel, many of whom have only recently joined V-ONE. There is intense competition in the software security industry to hire and retain qualified personnel. V-ONE is actively searching for additional qualified personnel. V-ONE's success will depend upon its ability to retain and hire additional key personnel. The loss of the services of key personnel or the inability to attract additional qualified personnel could materially and adversely effect V-ONE's results of operations and product development efforts.

V-ONE has entered into employment agreements with David D. Dawson, its Chairman of the Board, President and Chief Executive Officer, Charles B. Griffis, its Senior Vice President and Chief Financial Officer, and Robert F. Kelley, its Vice President of Engineering, that provide for fixed terms of employment. However, V-ONE has not historically provided such types of employment agreements to its other employees. This may adversely impact V-ONE's ability to attract and retain the necessary technical, management and other key personnel.

RISK OF V-ONE'S INABILITY TO MANAGE GROWTH. To manage growth effectively, V-ONE needs to continue to improve its operational, financial and management information  systems  and to hire,  train,  motivate  and manage its  employees.
Competition is intense for qualified technical, marketing and management personnel. V-ONE may be unable to achieve or manage any future growth. Its failure to do so could delay V-ONE's product development cycles and marketing efforts.

V-ONE has experienced and may experience future growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management and added pressure on V-ONE's operating and financial systems. As of January 1, 1999, V-ONE had 77 employees, as compared to 83, 77, and 34 employees on January 1, 1998, 1997, and 1996, respectively.

RISK OF V-ONE'S DEPENDENCE ON SMARTGATE AND SMARTWALL. V-ONE currently generates most of its revenues from its SmartWall and SmartGate products. SmartWall and SmartGate have met with a favorable degree of market acceptance since sales of SmartWall commenced in the first quarter of 1995 and since SmartGate was introduced in the fourth quarter of 1995. However, SmartWall or SmartGate may not continue to be accepted in the future. In addition, any or all of V-ONE's other current or future products could fail to win market acceptance.

V-ONE's success depends, in part, on V-ONE's ability to design, develop and introduce new products, services and enhancements on a timely basis to meet changing customer needs, technological developments and evolving industry standards.

RISK OF INADEQUATE PROTECTION FOR V-ONE'S TECHNOLOGIES. V-ONE relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect the rights of V-ONE and the companies from which V-ONE licenses technology. V-ONE currently holds patents on its Wallet Technology, its SmartGate technology, its Smartcard Technology, and its On-Line Registration technology. Others may independently develop similar technologies or duplicate any technology developed by V-ONE.

Prosecution of patent applications and any other patent applications may require the expenditure of substantial resources. For example, the issuance of a patent may require 24 months or longer. During this period, V-ONE's technology may become obsolete. Pending or future patent applications may not be granted, future patents may be challenged, invalidated or circumvented and the rights granted may not provide competitive advantages to V-ONE.

V-ONE currently intends to pursue patent protection outside of the United States for the technology covered by the most recently filed patent applications. This protection may not be granted. Even if it is granted, it may not adequately protect the covered technology.

V-ONE's success also depends on its software technology and technology licensed from others. V-ONE's trade secrets, license agreements and non-disclosure agreements may not provide appropriate protection for V-ONE's technology or the technology it licenses from others. Further, V-ONE relies on license agreements that are not signed by the end user to license V-ONE's products. These license agreements may be unenforceable under the laws of certain jurisdictions.

V-ONE may be subject to additional risk as V-ONE enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of V-ONE's rights may be ineffective in foreign markets and technology developed by V-ONE may not be protectable in foreign jurisdictions.

As the number of security products in the industry increases and the functionality of these products overlap, software developers may become subject to infringement claims. Third parties may in the future assert infringement claims against V-ONE with respect to current or future products. V-ONE also may desire or be required to obtain licenses from others. Failure to obtain those licenses could adversely effect V-ONE's ability to market its software security products. However, V-ONE may be unable to obtain these licenses on commercially reasonable terms, if at all. In addition, the patents underlying such licenses may not be valid or enforceable and the proprietary nature of the unpatented technology underlying such licenses may not remain proprietary.

Any claims or litigation could be costly and could result in a diversion of management's attention. Adverse determinations in such claims or litigation could also adversely effect V-ONE.

RISK OF ERRORS OR FAILURES. The complex nature of V-ONE's software products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays and lost revenues during the correction process. In addition, technology licensed by V-ONE for use in its products may contain errors that adversely effect such products. Despite testing by V-ONE and current and prospective customers, errors may still be discovered in new products or releases after commencement of commercial shipments. This might result in delay, adverse publicity, loss of market acceptance and claims against V-ONE.

A malfunction or the inadequate design of V-ONE's products could result in tort or warranty claims. V-ONE generally attempts to reduce the risk of such losses to itself and to the companies from which V-ONE licenses technology through warranty disclaimers and liability limitation clauses in its license agreements. V-ONE may not have obtained adequate contractual protection in all instances or where otherwise required under agreements V-ONE has entered into with others. In addition, these measures may not be effective in limiting V-ONE's liability to end users and to the companies from which V-ONE licenses technology.

V-ONE'S PRODUCT LIABILITY RISK. V-ONE currently has product liability insurance. However, V-ONE's insurance coverage may not be adequate and any product liability claim against V-ONE for damages resulting from security breaches could be substantial. In addition, a well-publicized actual or perceived security breach could adversely effect the market's perception of security products in general or V-ONE's products in particular. This could result in a decline in demand for V-ONE's products.

RISKS OF CHANGES IN TECHNOLOGY AND INDUSTRY STANDARDS AND NEW PRODUCT INTRODUCTION. The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. Advances in techniques by individuals and entities seeking to gain unauthorized access to networks could expose V-ONE's existing products to new and unexpected attacks and require accelerated development of new products or enhancements to existing products.

V-ONE may be unable to counter challenges to its current products. V-ONE's future products may not keep pace with technological changes implemented by competitors or persons seeking to breach network security. Its products may not satisfy evolving consumer preferences and V-ONE may not be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and improve current products in a timely fashion could adversely effect V-ONE.

RISK OF DEFECTS AND DEVELOPMENT DELAYS. V-ONE may experience schedule overruns in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new software products, V-ONE's development schedules may be altered as a result of the discovery of software bugs, performance problems or changes to the product specification in response to customer requirements, market developments or V-ONE-initiated changes.

Changes in product specifications may delay completion of documentation, packaging or testing. This may, in turn, affect the release schedule of the product.

When developing complex software products, the technology market may shift during the development cycle, requiring V-ONE either to enhance or change a product's specifications to meet a customer's changing needs. All of these factors may cause a product to enter the market behind schedule, which may adversely effect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

RISKS RELATING TO EVOLVING DISTRIBUTION CHANNELS. V-ONE relies on its direct sales force and its channel distribution strategy for the sale and marketing of its products. V-ONE's sales and marketing organization may be unable to successfully compete against the more extensive and well-funded sales and marketing operations of certain of its current and future competitors.

V-ONE's distribution strategy involves the development of relationships with resellers and international distributors to enable V-ONE to achieve broad market penetration. However, V-ONE may be unable to continue to attract integrators and resellers that will be able to market V-ONE's products effectively and that will be qualified to provide timely and cost-effective customer support and service.

V-ONE ships products to distributors, integrators and resellers on receipt of a purchase-order, and its distributors, integrators and resellers generally carry competing product lines. Current distributors, integrators and resellers may not continue to represent V-ONE's products. The inability to recruit, or the loss of, important sales personnel, distributors, integrators or resellers could adversely effect V-ONE.

RISKS RELATING TO COLLECTION OF RECEIVABLES. Due to certain worldwide economic factors, V-ONE has from time to time experienced and may continue to experience difficulty in collecting its receivables on a timely basis. V-ONE continues to focus on the collection of its receivables on a timely basis. However, if V-ONE is unable to collect its receivables on a timely basis, it could have an adverse effect on V-ONE's financial condition, results of operations and cash flows.

RISKS ASSOCIATED WITH LONG SALES CYCLE AND SEASONALITY. Sales of V-ONE's products generally involve a significant commitment of capital by its customers. For sales by V-ONE's sales force directly to end users, V-ONE often permits customers to evaluate products being considered for license, generally for a period of up to 30 days. For these and other reasons, the sales cycle associated with V-ONE's products is likely to be lengthy and subject to a number of significant risks over which V-ONE has little or no control. As a result, V-ONE believes that its quarterly results are likely to vary significantly.

V-ONE may be required to ship products shortly after it receives orders. Consequently, order backlog, if any, at the beginning of any period may represent only a small portion of that period's expected revenues. As a result, product revenues in any period will be substantially dependent on orders booked and registered in that period.

V-ONE plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. If revenues fall significantly below anticipated levels, V-ONE's financial condition, results of operations and cash flows could be adversely effected. In addition, V-ONE may experience significant seasonality in its business, and V-ONE's financial condition and results of operations may be effected by such trends in the future. Such trends may include higher revenues in the third quarter of the year. V-ONE believes that revenues may tend to be higher in the third quarter due to the fiscal year end of the U.S. government.

RISK OF SALES TO GOVERNMENTS. No government agency or department has an obligation to purchase products from V-ONE in the future. Accordingly, V-ONE believes that future government contracts and orders for its network security products will in part depend on the continued favorable reaction of government agencies and departments to the development capabilities of V-ONE and the reliability and perceived reliability of its products.

V-ONE may be unable to sell its products to government departments and agencies and government contractors and such sales, if any, may not result in commercial acceptance of V-ONE's products. In addition, reductions or delays in funds available for projects V-ONE is performing or to purchase its products could adversely impact V-ONE's government contracts business.

Contracts involving the U.S. government are also subject to the risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. V-ONE is also exposed to the risk of increased or unexpected costs, causing losses or reduced profits, under government and certain third-party contracts. Any of the foregoing events could adversely effect V-ONE.

In 1995, V-ONE derived a substantial portion of its revenue from the sale of SmartWall to departments and agencies of the U.S. government and government contractors. In 1996, V-ONE's revenues were attributable, in part, to a contract with the National Security Agency. In 1997, approximately one-half of V-ONE's total sales were attributable to contracts with various agencies and departments of the United States government and of state and local governments. This relationship increased to more than 60% through December 31, 1998.

RISK OF EFFECT OF GOVERNMENT REGULATION OF TECHNOLOGY EXPORTS. V-ONE currently sells its products abroad and intends to continue to expand its relationships with international distributors. V-ONE's international sales and operations could be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. In particular, V-ONE's information security products are subject to the export restrictions administered by the U.S. Department of Commerce. These restrictions, in the case of some products, permit the export of encryption products only with a specific export license.

These export laws also prohibit the export of encryption products to a number of countries, individuals and entities and may restrict exports of some products to a narrow range of end-users. In certain foreign countries, V-ONE's distributors are required to secure licenses or formal permission before encryption products can be imported.

V-ONE has obtained a license exception to export strong encryption from the U.S. Department of Commerce on a worldwide basis (except to the seven terrorist countries) as long as the end user agrees to use the KRAKit(TRADEMARK) session key recreation capability. Foreign competitors that face less stringent controls on their products may be able to compete more effectively than V-ONE in the global network security market.

RISKS ASSOCIATED WITH YEAR 2000 ISSUE. The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (E.G., 12/31/99), rather than eight (E.G., 12/31/1999), to define the applicable year of business transactions.

V-ONE has completed the identification and assessment of most of its IT systems, and those systems have been modified by the suppliers of those systems to V-ONE to address Year 2000 problems. In addition to its internal systems, V-ONE has assessed the level of Year 2000 problems associated with most of its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. V-ONE has also identified and assessed most of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment. Almost all of these suppliers have indicated that their software and other products are Year 2000 compliant. In addition, most of V-ONE's non-IT systems appear to be Year 2000 compliant.

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

V-ONE cannot determine currently its most likely worst case Year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As V-ONE completes its identification and assessment of internal and third party systems, it expects to develop contingency plans for various worst-case scenarios. V-ONE expects to complete such contingency planning by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

EFFECTS OF CERTAIN PROVISIONS OF THE CERTIFICATE OF INCORPORATION, BYLAWS AND DELAWARE LAW. Certain provisions of V-ONE's Amended Certificate of Incorporation and of Delaware law could delay or make difficult a merger, tender offer or proxy contest involving V-ONE. Among other things, these provisions include a classified board, prohibitions on removing directors except for cause, and other requirements.

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

ITEM 2. PROPERTIES

The Company leases approximately 28,312 square feet of office space in Germantown, Maryland under a lease agreement that will expire on July 1, 2003. The Company expects that this space will be sufficient for its needs through March 31, 2000. The Company also leases approximately 10,699 square feet, which is sublet in Rockville, Maryland under leases that will expire on April 17, 2001.

The Company also leases office space in Fairfax, Virginia, Burlington, Massachusetts, San Francisco, California, Columbus, Ohio, Rochelle Park, New Jersey, Chicago, Illinois and Podium Block, Singapore under leases that can be extended on a month to month basis.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1998.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the Nasdaq National Market since the Company's IPO on October 24, 1996. According to records of the Company's transfer agent, the Company had approximately 124 record holders on March 24, 1999. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices as of the close of market of the Company's Common Stock for each quarter during the two year period ended December 31, 1998.


                                               1997
                                               ----
                             High Sale Price              Low Sale Price
                             ---------------              --------------

First Quarter                $9.250                       $5.375
Second Quarter               $6.375                       $4.000
Third Quarter                $6.250                       $3.000
Fourth Quarter               $5.063                       $2.750

                                                 1998
                                                 ----
                             High Sale Price              Low Sale Price
                             ---------------              --------------

First Quarter                $4.125                       $2.250
Second Quarter               $4.000                       $2.500
Third Quarter                $4.125                       $1.375
Fourth Quarter               $3.625                       $1.875


The Company has never declared or paid cash dividends on its Common Stock or other securities. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs. No dividends, unless in the form of Common Stock, may be paid under the terms of the Transamerica loan executed on February 24, 1999.

On November 20, 1998, the Company sold 1,860,000 shares of its Common Stock, at $2.00 per share to a group of accredited investors pursuant to its Placement Agent Agreement dated October 9, 1998, as amended, between the Company and LaSalle St. Securities, Inc. ("LaSalle"). The shares of Common Stock were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Company received $3,366,600 in net sale proceeds after payment of commissions of 8% of the gross sale proceeds and non-accountable expense allowance of 1.5% of the gross sale proceeds to LaSalle.

LaSalle also received warrants in the aggregate to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share. These warrants were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act.

On November 20, 1998, the Company also redeemed 2,462 shares of Series A Stock held by Advantage for $1,300 per share or $3,200,600 in the aggregate pursuant to the terms of the Waiver Agreement dated as of September 22, 1998 between the Company and Advantage. Advantage waived all accrued dividends on the Series A Stock. The redeemed shares of Series A Stock represented all of the shares of Series A Stock that were outstanding on the date of redemption.

Between December 4, 1998 and December 9, 1998, the Company, sold 675,000 shares of its Common Stock at $2.00 per share to certain accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Company received $1,308,000 in net sale proceeds after payment of commissions to LaSalle and Coldwater Capital LLC.

ITEM 6. SELECTED FINANCIAL DATA


The following selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1996, 1997 and 1998 and balance sheets as of December 31, 1997 and 1998 are derived from the audited financial statements of the Company included elsewhere in this Annual Report. The following selected financial data as of December 31, 1994, 1995 and 1996 and for each of the years ended December 31, 1994 and 1995 are derived from audited financial statements of the Company not included in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                               Year ended December 31,
                                        --------------- -----------------------------------------------------------------
Statement of Operations Data:                   1994            1995          1996 (1)       1997 (1)         1998
                                                ----            ----         ---------      ---------         ----

Revenues:
   Products                                   $       --    $  1,101,418    $  5,008,523     $  5,470,230    $  5,798,542
   Consulting and services                        59,716           2,083         310,557          502,771         461,263
                                              ----------    ------------    ------------     ------------    ------------

      Total revenues                              59,716       1,103,501       5,319,080        5,973,001       6,259,805
                                              ----------    ------------    ------------     ------------    ------------

Cost of revenues:
   Products                                           --         376,359       1,969,117        1,848,871       1,623,396
   Consulting and services                        35,114             800          56,502           96,949          68,060
                                              ----------    ------------    ------------     ------------    ------------
      Total cost of revenues                      35,114         377,159       2,025,619        1,945,820       1,691,456
                                              ----------    ------------    ------------     ------------    ------------
Gross profit                                      24,602         726,342       3,293,461        4,027,181       4,568,349
                                              ----------    ------------    ------------     ------------    ------------

Operating expenses:
   Sales and marketing                            36,212         130,917       3,914,630        7,717,640       6,071,919
   General and administrative                    315,192       1,350,361       4,879,940        3,699,278       3,896,210
   Research and development                      127,926         304,973       1,960,727        3,153,941       3,853,274
                                              ----------    ------------    ------------     ------------   -------------
      Total operating expenses                   479,330       1,786,251      10,755,297       14,570,859      13,821,403
                                              ----------    ------------    ------------     ------------   -------------
Operating loss                                  (454,728)     (1,059,909)     (7,461,836)     (10,543,678)     (9,253,054)
                                              ----------    ------------    ------------     ------------   -------------

Other (expense) income:
   Interest expense                              (2,360)        (66,615)        (518,965)         (13,130)        (65,372)
   Interest income                                   --           4,513          168,176          341,469         125,030
                                              ---------     -----------     ------------     ------------   -------------
      Total other expenses                       (2,360)        (62,102)        (350,789)         328,339          59,658
                                              ---------     -----------     ------------     ------------   -------------

Net loss                                       (457,088)     (1,122,011)      (7,812,625)     (10,215,339)     (9,193,396)

Dividend on preferred stock                          --              --               --           12,600         110,879
Deemed dividend on preferred stock                   --              --               --          600,000         102,755
Loss attributable to holder of common         ---------     -----------     ------------     ------------   -------------
stock                                         $(457,088)    $(1,122,011)    $ (7,812,625)    $(10,827,939)  $  (9,407,030)
                                              =========     ===========     ============     ============   =============

Basic loss per share attributable to
holder of common stock                        $   (0.06)    $     (0.14)    $      (0.85)    $      (0.84)  $       (0.68)
                                              ==========    ===========     ============     ============   =============


Weighted average shares outstanding           8,046,766       8,099,223        9,245,305       12,858,859      13,898,450
                                              ==========    ===========     ============     ============   =============


                                                                                    December 31,
                                           -------------------------------------------------------------------------------
                                                 1994           1995          1996 (1)        1997 (1)           1998
                                                 ----           -----         ---------       ---------          ----

Balance Sheet Data:

Working capital (deficit)                       $245,598      $(168,311)    $ 11,526,091      $ 5,912,046    $ (1,277,368)
Total assets                                     394,906       2,050,602      14,580,346       10,313,276       3,922,192
Long-term debt, less current portion                  --         126,908         134,704          300,861         197,982
Series A Convertible Preferred Stock                  --              --              --        3,766,297              --
Total shareholder's equity (deficit)             318,028       (139,938)      12,876,676        4,211,210         635,725
Cash dividends per common share                       --              --              --               --              --

(1)  The Company's  financial results for 1996 and 1997 have been restated.  See
     Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Company's Financial Statements included in Item 8.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

The Company offered 3,000,000 shares of Common Stock, par value $0.001 ("Common Stock"), in its initial public offering ("IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company (117,791 shares) and certain shareholders (82,209 shares) for $5.00 per share. Net of the underwriting discount and related expenses, the Company raised approximately $13,195,000 from the IPO and the underwriter's exercise of the overallotment option.

On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Each share of Series A Stock was convertible into shares of Common Stock and Series A Warrants to purchase Common Stock. Net of fees and related expenses, the Company raised approximately $3,766,000.

On November 20, 1998, the Company sold 1,860,000 shares of its Common Stock, at $2.00 per share to a group of accredited investors pursuant to its Placement Agent Agreement dated October 9, 1998, as amended, between the Company and LaSalle St. Securities, Inc. ("LaSalle"). The Company received $3,366,600 in net sale proceeds after payment of commissions of 8% of the gross sale proceeds and non-accountable expense allowance of 1.5% of the gross sale proceeds to LaSalle. LaSalle also received warrants in the aggregate to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share.

On November 20, 1998, the Company also redeemed 2,462 shares of Series A Stock held by Advantage for $1,300 per share or $3,200,600 in the aggregate pursuant to the terms of the Waiver Agreement dated as of September 22, 1998 between the Company and Advantage. Advantage waived all accrued dividends on the Series A Stock. The redeemed Series A Stock represented all of the shares of Series A Stock that were outstanding on the date of redemption.

Between December 4, 1998 and December 9, 1998, the Company, sold 675,000 shares of its Common Stock at $2.00 per share to certain accredited investors. The Company received $1,308,000 in net sale proceeds after payment of commissions to LaSalle and Coldwater Capital LLC.

The Company generates revenues primarily from software licenses and sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from products will continue to be the principal source of the Company's total revenues.

The Company has revised its revenue recognition accounting from recognizing revenue upon the initial shipment of software to the distributor to recognizing the revenue when the software is deployed to an end-user. Accordingly, the Company has restated its financial results for calendar year 1996 and 1997 as well as the first three quarters of 1998. The Company often permits customers to evaluate products being considered for purchase, generally for a period of up to 30 days, in which event the Company does not recognize revenues until the customer has accepted the product. Accordingly, the Company's revenue recognition policy does not necessarily correlate with the signing of a contract or the shipment of a product.

As of December 31, 1998, the Company had an accumulated deficit of approximately $29,692,000. The Company currently expects to incur net losses over the next several quarters as a result of operating expenses and will therefore need to raise additional capital through various financing activities to fund its ongoing operations. V-ONE is presently exploring sources of such funding. To date, the Company has expensed all software development costs as incurred in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." The Company believes that, with its current development cycle, its future software development costs are likely to be expensed as incurred.

In 1998, no customer accounted for 10% or more of total revenues. In 1997, product revenues from Government Technology Services, Inc. ("GTSI") accounted for approximately 12% of total revenues. In 1996, product revenues from MCI Telecommunications Corporation ("MCI") and the National Security Agency ("NSA") accounted for approximately 14% and 14%, respectively, of total revenues.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                               Year ended December 31,
                                                    1996              1997              1998
                                                    ----              ----              ----
Revenues:
Products                                            94.2  %           91.6  %           92.6  %
Consulting and services                              5.8               8.4               7.4
                                                  ------             -----             -----
Total revenues                                     100.0             100.0             100.0
                                                  ------             -----             -----
Cost of revenues:
Products                                            37.0              31.0              25.9
Consulting and services                              1.1               1.6               1.1
                                                  ------             ------            -----
Total cost of revenues                              38.1              32.6              27.0
                                                  ------             ------            -----
Gross profit                                        61.9              67.4              73.0
                                                  ------             ------            -----
Operating expenses:
Sales and marketing                                 73.6             129.2              97.0



General and administrative                          91.7               61.9             62.2
Research and development                            36.9               52.8             61.6
                                                  ------             ------            -----

Total operating expenses                           202.2              243.9            220.8
                                                  ------             ------            -----
Operating loss                                    (140.3)            (176.5)          (147.8)
                                                  ------             ------            -----
Other (expense) income:
Interest expense                                    (9.8)              (0.2)            (1.0)
Interest income                                      3.2                5.7              2.0
                                                  ------             ------            -----
Total other expenses                                (6.6)               5.5              1.0
                                                  ------             ------            -----
Net loss                                          (146.9)            (171.0)          (146.9)
Dividend on preferred stock                           --                0.2              1.5

Deemed dividend on preferred stock                    --               10.0              1.9
                                                  ------             ------            -----
Loss attributable to holder of common stock       (146.9)  %         (181.3)  %       (150.3)  %
                                                  ======             ======            =====


COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

REVENUES

Total revenues increased from approximately $5,319,000 in 1996, to approximately $5,973,000 in 1997 and to approximately $6,260,000 in 1998. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $5,009,000 in 1996 to approximately $5,470,000 in 1997 and to approximately $5,799,000 in 1998. The increase from 1996 to 1997 was due principally to increased sales of the Company's SmartWall and SmartGate products, which offset a small decline of sales of the Company's SmartWall product. The increase from 1997 to 1998 was due principally to increased sales of the Company's SmartGate product.


Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $311,000 in 1996, to approximately $503,000 in 1997 and declined to approximately $461,000 in 1998. Consulting and services revenues increased from 1996 to 1997 as the Company increased staffing to support consulting and services and product sale installations in 1997 but declined in 1998 as the Company's focus was more on support.


COST OF REVENUES

Total cost of revenues as a percentage of total revenues were 38.1%, 32.6% and 27.0% in 1996, 1997 and 1998, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Cost of product revenues decreased from approximately $1,969,000 in 1996, to approximately $1,849,000 in 1997 and to approximately $1,623,000 in 1998. Cost of product revenues as a percentage of product revenues was 39.3%, 33.8% and 28.0% for 1996, 1997 and 1998, respectively. The dollar and percentage decreases in 1997 and 1998 were attributable to an increase in revenues combined with a higher mix of SmartGate software licenses to SmartWall turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $57,000 in 1996, to approximately $97,000 in 1997 and decreased to $68,000 in 1998. Cost of consulting and services revenues as a percentage of consulting and services revenues was 18.2%, 19.3%, and 14.8% for 1996, 1997 and 1998,
respectively. The dollar and percentage increases in 1997 over 1996 were attributable to increased staffing to support consulting and services. The dollar and percentage decrease from 1997 to 1998 was principally due to a reduced emphasis on consulting and a greater concentration on training and support.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $3,915,000 in 1996, to approximately $7,718,000 in 1997 and decreased to approximately $6,072,000 in 1998. Sales and marketing expenses as a percentage of total revenues were 73.6%, 129.2% and 97.0% in 1996, 1997 and 1998, respectively. The dollar increase in 1997 over 1996 was principally due to increased personnel, higher levels of sales and marketing efforts associated with the sales of SmartWall and SmartGate. The large percentage increase was due to significantly higher expenses incurred during 1997. The dollar decrease in 1998 was principally due to reduced personnel and lower levels of advertising and promotion expenses. The percentage decrease in 1998 was due to lower expenses as compared to 1997. Sales and marketing expenses are expected to decrease both in the aggregate and as a percentage of total revenues in the near term as a result of the Company's efforts to reduce expense. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased substantially from approximately $4,880,000 in 1996 to approximately $3,699,000 in 1997 and increased slightly to approximately $3,896,000 in 1998. General and administrative expenses as a percentage of total revenues were 91.7%, 61.9% and 62.2% in 1996, 1997 and 1998, respectively.

In 1996, the Company recorded non-cash compensation expense of approximately $2,515,000 in conjunction with the grant of options to purchase 590,394 shares of Common Stock at an exercise price of $3.75 per share and options to purchase 10,000 shares of Common Stock at an exercise price of $4.50 per share, each granted pursuant to the Company's 1996 Incentive Stock Plan, and the grant of options to purchase 383,965 shares of Common Stock at an exercise price of $0.75 per share pursuant to the Company's 1996 Non-Statutory Stock Option Plan, the underlying shares of which were funded by a contribution of 383,965 shares of Common Stock by James F. Chen, the Company's founder. The non-cash compensation expense was recognized in the second quarter of 1996. In the fourth quarter of 1996, the Company recognized a non-cash compensation expense of approximately $264,000 in conjunction with a contribution to the Company of 52,885 shares of Common Stock by James F. Chen. The increase in 1997 was principally attributable to these non-cash compensation charges partially offset by the additional hiring of management and administrative personnel and professional and legal fees and a $200,000 non-cash charge attributable to the resetting of the exercise price on certain warrants in the fourth quarter of 1997 (see Note 4 in the Notes to Financial Statements). The percentage decrease in 1997 was primarily due to the reduced level of expenditure and the allocation over a larger revenue base.

The small dollar and percentage increases in 1998 were primarily attributable to a total of $394,000 in non-cash charges stemming from the reset of the exercise price on certain warrants as discussed above. The Company anticipates that general and administrative expenses will decrease in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $1,961,000 in 1996, to approximately $3,154,000 in 1997 and to approximately $3,853,000 in 1998. Research and development expenses as a percentage of total revenues were 36.9%, 52.8% and 61.6% in 1996, 1997 and 1998, respectively. The dollar and percentage increases in 1997 and 1998 were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $168,000 in 1997 from interest earned on the net proceeds from the Company's IPO and private financings, approximately $341,000 in 1997 from interest earned on the net proceeds from the Company's IPO and the private placement and approximately $125,000 in 1998 from interest earned on the proceeds of the Company's private placement. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $519,000 in 1996, primarily due to the Company's issuance of $1,250,000 in promissory notes in 1995, the issuance of approximately $1,250,000 promissory notes in 1996 and the issuance of a promissory note in the amount of $1,500,000 in 1996. Interest expenses were approximately $13,000 in 1997 and $65,000 in 1998 and were attributable to interest accreted on promissory notes and capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1996, 1997 and 1998 as a result of the net loss incurred during these periods. As of December 31, 1998, the Company had net operating loss carry forwards of approximately $23,532,000 as a result of net losses incurred since inception.

Dividend on Series A Stock -- The Company provided approximately $13,000 for a dividend on Series A Stock in 1997 and $111,000 in 1998.

Deemed Dividend on Series A Stock - In December 1997, the Company recorded a deemed dividend on the Series A Stock of $600,000, or $150 per share of Series A Stock, in accordance with the Securities and Exchange Commission's position on accounting for preferred stock that is convertible at a discount to the market price for common stock. A further $103,000 was recorded as a deemed dividend in 1998 as a result of the redemption of the Series A Stock.

LIQUIDITY AND CAPITAL RESOURCES

On October 24, 1996, the Company commenced an IPO of its Common Stock, which ultimately provided the Company with net proceeds, inclusive of the underwriter's exercise of the overallotment option, of approximately $13,195,000. On December 8, 1997, the Company issued 4,000 shares of Series A Stock to Advantage for $4 million in the aggregate. Each share of Series A Stock was convertible into shares of Common Stock and Series A Warrants. Net of fees and related expenses, the Company raised approximately $3,766,000. On November 20, 1998, the Company redeemed 2,462 shares of Series A Stock held by Advantage for $3,200,600 in the aggregate. The redeemed shares of Series A Stock represented all of the shares outstanding on the date of redemption. As of December 31, 1998, the Company had nominal debt and had cash and cash equivalents of approximately $636,000 and negative working capital of approximately $1,277,000.

The Company's operating activities used cash of approximately $5,119,000, $9,020,000 and $6,642,000 in 1996, 1997 and 1998, respectively. Cash used in operating activities was principally a result of net losses and increases in accounts receivable, prepaid expenses and inventory, which were partially offset by increases in accounts payable, the establishment of allowances for potentially uncollectible accounts receivable and non-saleable inventory, non-cash expenses related to the issuance of certain stock options and non-cash charges for preferred stock dividends.

Capital expenditures for property and equipment were approximately $562,000, $353,000 and $322,000 in 1996, 1997 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures were less in 1998 as the Company had completed its relocation to Germantown, Maryland in the previous year. In 1997, the Company paid a security deposit of $370,000 as part of the six year operating lease agreement for its principal office in Germantown, Maryland and made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus J. Ranum, the Company's former Chief Scientist.

Prior to its IPO, the Company had financed its operations through the private sale of equity securities, notes to shareholders and short-term borrowings. In 1995, the Company raised approximately $400,000 through the sale of Common
Stock. In addition, in December 1995 and January 1996, the Company raised $2,500,000 from the sale of 7% unsecured promissory notes scheduled to mature on June 30, 1996. In addition, in April 1996, the Company raised approximately $1,000,000 by selling an additional 222,222 shares of its former Series A Convertible Preferred Stock ("Old Series A Stock") at $4.50 per share. In April and May of 1996, the Company exchanged all of the 7% unsecured promissory notes for Old Series A Stock. Upon consummation of the IPO, each share of Old Series A Stock automatically converted into 1.20 shares of Common Stock and the Old Series A Stock was retired.

In June 1996, the Company raised an additional $1,500,000 by issuing to JMI Equity Fund II, L.P. ("JMI") an 8% unsecured senior subordinated note with detachable warrants to purchase 333,332 shares of Common Stock of which 266,666 were exercisable at $4.50 per share ("$4.50 Warrants") and 66,666 were exercisable at $0.015 per share ("$0.015 Warrants"). The note was redeemed upon consummation of the IPO and the $0.015 Warrants were exercised on June 28, 1996. Pursuant to the terms of the $4.50 Warrants, upon consummation of the IPO at a price per share of $5.00, the $4.50 Warrants were adjusted to entitle JMI to purchase 319,999 shares of Common Stock at $3.75 per share. The $4.50 Warrants were adjusted throughout 1997 and 1998 resulting in non-cash charges of $200,000 and $418,00, respectively, as a result of the issuance of warrants to David D. Dawson in 1997, the conversion of Series A Stock and the issuance of shares in the private placement in 1998. Ultimately, JMI became entitled to purchase 600,000 shares of Common Stock at an exercise price of $2.00 per share. On January 14, 1999, JMI elected to do a cashless exercise of all of the warrants and purchased 223,529 shares of Common Stock.

Financing activities include cash received of approximately $1,261,000 and $273,000 from the exercise of stock options during 1997 and 1998, respectively. The Company received 6,020 and 37,192 shares of Common Stock as payment for stock options issued under the 1996 Non-Statutory Stock Option Plan during 1997 and 1998, respectively. The Company retired all of these shares of Common Stock.

On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a lender. Under the terms of the Loan Agreement, the Company received $3.0 million under a term loan and bears interest at 12.53% per annum. The term loan matures on August 31, 1999. On the term loan maturity date, the term loan converts into a revolving loan in an amount not to exceed the lesser of $3.0 million or 80 per cent of the Company's eligible receivables. The revolving loan will bear interest at a rate equal to the lender's borrowing base plus 2.5% and matures August 31, 2000.

In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to the lender. If the Company is unable to repay the loan or there is an event of default under the loan, the lender could foreclose on its security interest.

Pursuant to the terms of the loan agreement relating to this term loan, receipt by the Company of an opinion from its independent auditors which expresses doubt with regard to the ability of the Company to continue as a going concern constitutes an event of default under the loan agreement and allows the lender to foreclose on its security interest. The Company has received such an opinion from its independent auditors in connection with their review of the Company's financial statements as of and for the year ended December 31, 1998. As of the date of such opinion, there was an event of default under the loan agreement; however, the lender has subsequently waived this event of default. In consideration for such waiver, the Company has agreed to (a) grant an affiliate of the lender warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (b) accept an additional financial covenant that the Company's net worth will be $5,000,000 as of June 30, 9999 and September 30, 1999. There can be no assurance that the Company will be able to comply with the loan covenants.

As a result of the $3 million term loan, the Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through August 31, 1999. V-ONE is actively seeking additional capital through other financing activities in the short term to finance its ongoing operations and is presently exploring sources of such financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                V-ONE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                    --------




Report of Independent Accountants                                      33

Balance Sheets as of December 31, 1997 and 1998                        34

Statements of Operations for the years ended December
     31, 1996, 1997 and 1998                                           36

Statements of Shareholders' Equity for the years ended
     December 31, 1996, 1997 and 1998                                  37

Statements of Cash Flows for the years ended December 31, 1996
     1997 and 1998                                                     39

Notes to Financial Statements                                          41

Schedule of Valuation and Qualifying Accounts for the years ended
     December 31, 1996, 1997 and 1998                                  60

                        REPORT OF INDEPENDENT ACCOUNTANTS




      To the Board of Directors of V-ONE Corporation

      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of V-ONE Corporation (the Company) at December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company is experiencing difficulty in generating sufficient operating cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 10 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 12 to the financial statements, the Company has restated the accompanying financial statements as of December 31, 1997 and for the years ended December 31, 1996 and 1997 to reflect a revision of certain revenue recognition policies.



                                                  /s/ PricewaterhouseCoopers LLP

      McLean, VA
      March 11, 1999,
          except as to Note 14, which
          is as of March 31, 1999

                                                            V-ONE CORPORATION
                                                             BALANCE SHEETS
                                                                --------
                                                                 ASSETS
                                                                                             December 31
                                                                                             -----------

                                                                                        1997
                                                                                   (as adjusted,
                                                                                      NOTE 12)         1998
                                                                                   ------------        ----
Current assets:
    Cash and cash equivalents                                                      $  6,203,525   $   635,959
    Accounts receivable, less allowances of $500,405 and
      $524,638 as of December 31, 1997 and 1998, respectively                           794,395       513,221
    Finished goods inventory, less allowances of $212,700 and $313,356
      as of December 31, 1997 and 1998, respectively                                    583,894       385,481
    Prepaid expenses and other current assets                                           328,261       276,456
                                                                                   ------------   -----------
         Total current assets                                                         7,910,075     1,811,117

Property and equipment, net                                                           1,001,581       874,553
Licensing fee, net of accumulated amortization of $353,820 and $636,876
    as ofDecember 31, 1997 and 1998, respectively                                       538,434       255,378
Other assets                                                                            863,186       981,144
                                                                                   ------------   -----------
         Total assets                                                              $ 10,313,276   $ 3,922,192
                                                                                   ============   ===========

                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                                          $  1,151,589   $ 2,124,156
    Deferred revenue                                                                    812,647       888,295
    Notes payable - current                                                              16,667         5,259
    Capital lease obligations - current                                                  17,126        70,775
                                                                                   ------------  ------------
         Total current liabilities                                                    1,998,029     3,088,485

Notes payable - noncurrent                                                                5,555            -
Deferred rent                                                                            36,879            -
Capital lease obligations - noncurrent                                                  295,306       197,982
                                                                                   ------------  ------------
         Total liabilities                                                            2,335,769     3,286,467

Commitments and contingencies
Mandatorily redeemable series A convertible  preferred stock,  $0.001 par value;
    13,333,333 shares  authorized;  4,000 and 0 shares issued and outstanding as
    of December 31, 1997 and 1998, respectively                                       3,766,297            --

Shareholders' equity:



Common stock,  $0.001 par value;  33,333,333 shares  authorized;  13,070,235 and
    16,478,046  shares issued and  outstanding as of December 31, 1997 and 1998, respectively;  1,476,000  and  no  shares  reserved  for  conversion,  as of
    December 31, 1997 and
    1998,  respectively                                                                  13,070        16,478
Additional paid-in capital                                                           24,649,538    30,361,685
Notes receivable from sales of common stock                                            (166,011)      (50,021)
Accumulated deficit                                                                 (20,285,387)  (29,692,417)
                                                                                    -----------   -----------
         Total shareholders' equity                                                   4,211,210       635,725
                                                                                    -----------   -----------
         Total liabilities and shareholders' equity                                 $10,313,276    $3,922,192
                                                                                    ===========    ==========

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS
                                    --------


                                                                 Year Ended December 31,
                                                    ---------------------------------------------
                                                       1996               1997
                                                    (as adjusted,      (as adjusted,
                                                      Note 12)            Note 12)          1998
                                                     -----------       ------------         ----
               Revenues:
                  Products                           $ 5,008,523     $  5,470,230    $   5,798,542
                  Consulting and services                310,557          502,771          461,263
                                                     -----------     ------------    -------------

                       Total revenues                  5,319,080        5,973,001        6,259,805
                                                     -----------     ------------    -------------

               Cost of revenues:
                  Products                             1,969,117        1,848,871        1,623,396
                  Consulting and services                 56,502           96,949           68,060
                                                     -----------     ------------    -------------

                       Total cost of revenues          2,025,619        1,945,820        1,691,456
                                                     -----------     ------------    -------------

               Gross profit                            3,293,461        4,027,181        4,568,349
                                                     -----------     ------------    -------------

               Operating expenses:
                  Sales and marketing                  3,914,630        7,717,640        6,071,919
                  General and administrative           4,879,940        3,699,278        3,896,210
                  Research and development             1,960,727        3,153,941        3,853,274
                                                     -----------     ------------    -------------
                       Total operating expenses       10,755,297       14,570,859       13,821,403

               Operating loss                         (7,461,836)     (10,543,678)      (9,253,054)
                                                     -----------     ------------    -------------
               Other (expense) income:
                  Interest expense                      (518,965)         (13,130)         (65,372)
                  Interest income                        168,176          341,469          125,030
                                                     -----------     ------------    -------------
                  Total other (expense) income          (350,789)         328,339           59,658
                                                     -----------     ------------    -------------
               Net loss                               (7,812,625)     (10,215,339)      (9,193,396)

               Dividend on preferred stock                    --           12,600          110,879
               Deemed dividend on preferred stock             --          600,000          102,755
                                                     -----------     ------------    -------------
               Loss attributable to holders of
                  common stock                       $(7,812,625)    $(10,827,939)   $  (9,407,030)
                                                     ===========     ============    =============

               Basic and diluted loss per share
                  attributable to holders of
                  common stock                       $     (0.85)    $      (0.84)   $       (0.68)
                                                     ===========     ============    =============

               Weighted average number of
                  common shares outstanding            9,245,305       12,868,859       13,898,450
                                                     ===========     ============    =============



   The accompanying notes are an integral part of these financial statements.


                                                            V-ONE CORPORATION
                                                  STATEMENTS OF SHAREHOLDERS' EQUITY
                                                              ----------
                                                                               Notes
                                                               Additional    Receivable
                                             Common Stock       Paid-in        from        Accumulated
                                        Shares       Amount     Capital     Stock Sales     Deficit        Total
                                        ------       ------     -------     -----------     -------        -----

Balance, December 31, 1995             8,304,426   $  8,304    $1,496,541$  $     -        $(1,644,783)    $(139,938)
Contribution of common stock
    from related party                  (383,965)      (384)      288,360         -              -           287,976
Issuance of common stock
    related to 1996 Non-Statutory
    Stock Option Plan                    383,965        384     1,727,459      (287,400)         -         1,440,443
Issuance of common stock
    as payment for services               11,111         11        49,989         -              -            50,000
Issuance of non-qualified stock
    options below fair market value         -            -        487,796         -              -           487,796
Issuance of warrants to purchase
    common stock                            -            -        299,000         -              -           299,000
Exercise of warrants to purchase
    common stock                          66,666         67           933         -              -             1,000
Issuance of common stock as
    payment of a note                     73,333         74       329,926         -              -           330,000
Contribution of common stock
    from related party                  (153,333)      (153)          153         -              -               -
Issuance of common stock as
    payment on accrued interest          153,333        153        64,937         -              -            65,090
Repurchase of fractional shares
    of common stock related to
    the reverse stock split                   (9)        -            (41)        -                 (40)         (81)
Issuance of common stock as
    payment of licensing fees            188,705        188       848,985         -              -           849,173
Issuance of common stock,
    net of issuance costs              3,117,791      3,118    13,191,692         -              -        13,194,810
Contribution of common stock
    from related party                   (52,885)       (53)      264,531         -              -           264,478
Conversion of preferred stock to
    common stock at 1-to-1.2 ratio       949,209        949     3,558,605         -              -         3,559,554
Net loss, as adjusted (Note 12)              -            -          -            -         (7,812,625)   (7,812,625)
                                      ----------   ---------  -----------     ---------    -----------   -----------

Balance, December  31, 1996
     as adjusted (Note 12)            12,658,347     12,658    22,608,866      (287,400)    (9,457,448)   12,876,676
Exercise of common stock options         417,908        418     1,260,975         -             -          1,261,393
Payments received in connection
     with notes receivable for stock         -           -            -          88,480         -             88,480
Retirement of common stock                (6,020)        (6)      (32,903)       32,909         -              -
Issuance of common stock warrants            -           -        200,000         -             -            200,000
Deemed dividend on preferred stock           -           -        600,000         -             -            600,000
Dividend on preferred stock                  -           -         12,600         -             -             12,600
Net loss, as adjusted (Note 12)              -           -            -           -        (10,827,939)  (10,827,939)
                                      ----------   ---------  -----------     ---------    -----------   -----------



Balance, December  31, 1997,
  as adjusted (Note 12)               13,070,235     13,070    24,649,538      (166,011)   (20,285,387)    4,211,210
  Net loss                                                                                  (9,193,396)   (9,193,396)
  Issuance of common stock, net
       of issuance costs               2,535,000      2,535     4,532,554         -             -          4,535,089
  Exercise of common stock options       189,333        189       273,228         -             -            273,417
  Conversion of mandatorily
       redeemable preferred stock
       to common stock                   720,670        721     1,537,279         -             -          1,538,000
  Redemption of mandatorily
       redeemable preferred stock            -           -     (1,011,716)        -             -         (1,011,716)
  Retirement of common stock             (37,192)       (37)     (115,953)      115,990         -              -
  Deemed dividend on preferred
       Stock                                 -           -        102,755         -           (102,755)        -
  Dividend on preferred stock                -           -            -           -           (110,879)     (110,879)
  Issuance of common stock
     warrants                                -           -        394,000         -             -            394,000
                                      ----------   --------   -----------     ---------   ------------    ----------
  Balance, December 31, 1998          16,478,046   $ 16,478   $30,361,685     $ (50,021)  $(29,692,417)   $  635,725
                                      ==========   ========   ===========     =========   ============    ==========

   The accompanying notes are an integral part of these financial statements.


                                                            V-ONE CORPORATION
                                                       STATEMENTS OF CASH FLOWS
                                                               --------


                                                                              Year ended
                                                                             December 31,
                                                             --------------------------------------------
                                                                  1996             1997
                                                              (as adjusted,      (as adjusted,
                                                                 Note 12)           Note 12)        1998
                                                                ---------        ---------         -----

  Cash flows from operating activities:
  Net loss                                                    $(7,812,625)    $(10,215,339)     $(9,193,396)
  Adjustments to reconcile net loss to net cash
         used in operating activities:
  Depreciation and amortization                                   172,582          591,965          637,243
  Loss on disposal of assets                                       -               101,354           95,228
  Interest expense on accretion of note payable                   299,000             -                 -
  Consulting expense satisfied by issuance of
     common stock                                                  45,833             -                 -
  Compensation expense for issuance of
     non-qualified stock options                                  487,796             -                 -
  Compensation expense for common stock
     contributed to stock option plan                             287,976             -                 -
  Compensation expense for issuance of common
     stock related to 1996 non-statutory stock
     option plan                                                1,440,443             -                 -
  Compensation expense recognized for conversion
     of preferred stock to common                                 264,425             -                 -
  Noncash charge related to issuance of warrants
     of preferred stock to common                                  -               200,000          394,000
  Accrued interest satisfied with common stock                     65,090             -                 -
  Accrued interest satisfied with preferred stock                  59,554             -                 -
  Changes in assets and liabilities:
     Accounts receivable, net                                  (1,287,734)         735,731          281,174
     Inventory, net                                              (161,240)        (165,024)         198,413
     Prepaid expenses and other assets                           (173,695)        (782,549)         (66,153)
     Accounts payable and accrued expenses                      1,083,499         (159,455)         972,567
     Deferred revenue                                              85,248          714,899           75,648
     Deferred rent                                                 25,316          (41,396)         (36,879)
                                                              -----------     ------------      -----------
         Net cash used in operating activities                 (5,118,532)      (9,019,814)      (6,642,155)
                                                              -----------     ------------      -----------

  Cash flows from investing activities:
     Purchase of property and equipment                          (562,190)        (353,110)        (322,387)
     Investment in affiliate                                       -              (250,000)             -
     Collection of note receivable                                 -                88,480              -
         Net cash used in investing activities                   (562,190)        (514,630)        (322,387)
                                                            -------------      -----------     ------------

  Cash flows from financing activities:
     Issuance of common stock                                  15,550,055             -           5,070,000
     Issuance of preferred stock                                1,000,000        4,000,000              -



     Payment of common stock issuance costs                    (2,355,245)            -            (534,911)
     Payment of preferred stock dividends                            -                -            (110,879)
     Payment of preferred stock issuance costs                       -            (233,703)         (39,413)
     Redemption of preferred stock                                   -                -          (3,200,600)
     Issuance of debt with detachable warrants                  1,500,000             -                 -
     Exercise of stock options and warrants                         1,000        1,261,393          273,417
     Issuance of notes payable                                  1,250,000             -                 -
     Principal payments on capitalized lease obligations          (43,843)        (167,429)         (43,675)
     Repayment of notes payable                                   (11,111)         (16,667)         (16,963)
     Repayment of notes payable to related parties             (1,644,144)            -                  -
                                                              -----------     ------------      -----------
         Net cash provided by financing activities             15,246,712        4,843,594        1,396,976
                                                              -----------     ------------      -----------
  Net increase (decrease) in cash and cash equivalents          9,565,990       (4,690,850)      (5,567,566)
  Cash and cash equivalents, beginning of year                  1,328,385       10,894,375        6,203,525
                                                              -----------     ------------      -----------
  Cash and cash equivalents, end of year                      $10,894,375     $  6,203,525      $   635,959
                                                              ===========     ============      ===========

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------



 1.   NATURE OF BUSINESS

         V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, and secondary markets located in Europe and Asia.

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

 2.   SIGNIFICANT ACCOUNTING POLICIES

         REVENUE RECOGNITION

         The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the rights to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements. The Company recognizes revenue upon deployment of the software directly to an end-user or a value-added reseller. (See Note 12.) The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer.

         In addition to the direct sales effort, the Company licenses its products through a network of distributors. The Company generally does not record revenue until the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with the Company. (See Note 12.) The Company also records revenue when the software is deployed directly to the end-user customer on behalf of the distributor.

         In certain instances, as appropriate, the Company recognizes revenues from the sale of systems using the percentage of completion method as the work is performed, measured primarily by the ratio of labor hours incurred to total estimated labor hours for each specific contract.





                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         When the total estimated cost of a contract is expected to exceed the contract price, the total estimated loss is charged to expense in the period when the information becomes known.

         The Company's revenue recognition policies for the years ended December 31, 1996 and 1997 are in conformity with the Statement of Position 91-1, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants. The Company's revenue recognition policies for the year ended December 31, 1998 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants. Management has assessed SOP 97-2 and believes that its adoption on January 1, 1998 will not have an effect on the Company's revenue recognition policy.

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

         INVENTORIES

         Inventories are valued at the lower of cost or market and consist primarily of computer equipment for sale on orders received from customers and other vendor's software licenses held for resale. Cost is determined based on specific identification.


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         PROPERTY AND EQUIPMENT

         Office and computer equipment and furniture and fixtures are recorded at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over a useful life of the assets, generally three to seven years. Depreciation expense was $101,818, $285,213 and $354,187 for the years ended December 31, 1996,
         1997 and 1998, respectively.

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

         COMPUTATION OF NET LOSS PER COMMON SHARE

         Basic earnings (or loss) per share is computed by dividing net income (or loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the years presented; therefore, basic and diluted loss per share are the same. The weighted average number of shares used in the computations was 9,245,305 in 1996, 12,868,859 in 1997 and 13,898,450 in 1998.

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



                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         In 1996, two customers accounted for approximately 28% of total revenues. In 1997 one customer comprised 12% of total revenues. As of December 31, 1998 and for the year then ended, no customer represented more than 10% of total revenues and one customer represented 15% of accounts receivable.

         The Company had significant purchases of product from one major supplier in the amount of approximately $307,000 during 1996 and approximately $1,201,000 from the same supplier and another major supplier during 1997, and approximately $524,000 from the same supplier and a different major supplier during 1998, representing 16%, 65% and 32% of total product cost of revenues for those periods, respectively.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 1998 presentation. These changes had no impact on previously reported results of operations.

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 1999 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2000, and will determine both the method and impact of adoption prior to that date.

 3.   NOTES PAYABLE

      In October 1995, the Company entered into a $50,000 loan agreement with an international financial institution. The loan required monthly payments of interest at a rate equal to the institution's prime lending rate for the first twelve months or 8.25% as of December 31, 1996. In October 1996, the interest rate increased to 1.5% over prime or 10% as of December 31, 1997 and 9.25% at December 31, 1998. The Company was required to repay the loan through 36 monthly payments commencing May 1996. The loan is collateralized by the assets of the Company. The balance outstanding at December 31, 1998 of $5,259 matured in 1999 and was repaid in full in February 1999.

      In both December 1995 and January 1996, the Company issued $1,250,000 in 7% uncollateralized promissory notes to fourteen individual investors. During April 1996, the principal and accrued interest of $59,554 was converted into shares of the Company's former Series A Convertible Preferred Stock ("Old Series A Stock"), which was, concurrent with the Company's initial public offering ("IPO"), converted to Common Stock (see
      Note 7).

 4.   RELATED PARTY TRANSACTIONS

      On June 1, 1995, the Company borrowed $330,000 from Scientek Corporation and issued a promissory note, bearing no interest, due June 1, 1996. The note was assigned to Hai Hua Cheng (a former board member of the Company), by Scientek Corporation. The terms of the note provided that, as further consideration for the loan, the Company would issue 153,333 shares of


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

      Common Stock to Mr. Cheng immediately after repayment of the loan. On June 12, 1996, in consideration for Mr. Cheng's agreement not to demand payment of the note until May 31, 1997, the Board of Directors authorized the Company to offer Mr. Cheng the option to receive Common Stock based on a $4.50 per share conversion price in lieu of cash in payment of the note. The Board reserved and authorized the issuance of 73,333 shares of Common Stock for this purpose. On June 28, 1996, the Company repaid the loan by issuing 226,666 shares of Common Stock to Mr. Cheng, inclusive of the 153,333 shares of Common Stock described above. In connection with this loan, the Company recognized interest expense of $40,681 during the year ended December 31, 1996.

      The Company's founder and majority shareholder advanced the Company operating funds under three separate promissory notes. The notes bore interest at 8% and were due on demand. Following the consummation of the IPO during 1996, the Company repaid the outstanding balance of the notes and all accrued interest.

      During June 1996, the Company borrowed $1,500,000 and issued an 8% uncollateralized senior subordinated note due June 18, 2000, with 333,332 detachable warrants to purchase Common Stock. Of the original 333,332 detachable warrants, 266,666 were exercisable at $4.50 per share, and 66,666 were exercisable at $0.015 per share. Because the initial offering price per share of Common Stock in the IPO was less than $7.00, each share of Old Series A Stock was automatically converted into 1.20 shares of Common Stock and the 266,666 warrants were converted into 319,999 warrants exercisable at $3.75 per share. James F. Chen, the Company's founder, contributed 13,333 shares of Common Stock due to the increase in the Old Series A Stock's conversion ratio. The Company allocated $1,201,000 and $299,000 to notes payable and additional paid-in capital, respectively, based upon the pro-rata fair value of the instruments. As of December 31, 1996, the $299,000 allocated to additional paid-in capital was fully amortized. Following the consummation of the IPO, the Company repaid the outstanding balance of the note and all accrued interest. The 66,666 detachable warrants with an exercise price of $0.015 were exercised on June 28, 1996. The remaining 319,999 detachable warrants with an exercise price of $3.75 outstanding at December 31, 1996, increased to 383,999 exercisable at $3.125, as a result of the anti-dilution clause triggered upon the issuance of 300,000 warrants with an exercise price of $3.125 to David D. Dawson, President and Chief Executive Officer, on November 21, 1997. The Company recognized expense of $200,000 due to the increase and decrease in the number of the detachable warrants and exercise price, respectively. The remaining 383,999 detachable warrants with an exercise price of $3.125 outstanding at December 31, 1997, increased to 600,000 exercisable at $2.00, as a result of the anti-dilution clause triggered upon the issuance of Common Stock for $2.00 per share on November 20, 1998 and conversion ofshares of Series A Convertible Preferred Stock ("Series A Stock") with shares of Common Stock and Warrants and purchase shares of Common Stock ("Series A Warrants"). The Company recognized expense of $394,000 due to the increase and decrease in the number of the detachable warrants and exercise price, respectively. On January 14, 1999, these warrants were exercised in full pursuant to their cashless exercise provisions and the Company issued 223,529 shares of Common Stock to the holder.

      In January 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc. ("NFR") in exchange for ten percent of NFR common stock. NFR develops software to provide network administrators with network audit capabilities. NFR is headed by the Company's former Chief Scientist, who continues to work as a consultant for the Company.

 5.   SELECTED BALANCE SHEET INFORMATION

      Property and equipment consisted of the following at December 31:




                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


                                                     1997           1998
                                                ------------    ------------
          Office and computer equipment         $  1,251,922    $  1,256,626
          Leasehold improvements                      54,869          62,332
          Furniture and fixtures                     110,447         120,811
                                                ------------    ------------
                                                   1,417,238       1,439,769
          Less:  accumulated depreciation            415,657         565,216
                                                ------------    ------------
                                                $  1,001,581    $    874,553
                                                ============    ============






         Other assets consisted of the following at December 31:

                                                       1997           1998
                                                 -------------  --------------
            Deposits                             $     613,186  $      731,144
            Investment in NFR                          250,000         250,000
                                                 -------------  --------------
                                                 $     863,186  $      981,144
                                                 =============  ==============

         Accounts payable and accrued expenses consisted of the following at December 31:

                                                      1997           1998
                                                 ------------   -------------
           Accounts payable                      $    601,046   $   1,820,812
           Accrued compensation                       473,507         234,638
           Accrued marketing costs                     48,193          15,000
           Sales tax payable                           28,843          28,904
           Other accrued expenses                           -          24,802
                                                 ------------   -------------
                                                 $  1,151,589   $   2,124,156
                                                 ============   =============





                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

6.       INCOME TAXES

         The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                                                 1997              1998
                                                           ---------------   ----------------
       Deferred tax assets (liabilities):
         Deferred revenue                                  $      313,844    $       131,573
         Inventory                                                 82,145            121,018
         Accounts receivable                                      193,256            202,615
         Property and equipment                                         -            (78,178)
         Deferred rent                                             14,243                  -
         Non-deductible accruals                                   59,071             65,739
         Stock-based employee  compensation                       188,388                  -
         Licensing fee                                           (191,305)           (81,989)
         Net operating loss carryforward                        6,768,239          9,087,986
                                                           --------------     --------------

       Total deferred tax asset                                 7,431,743          9,448,764
       Valuation allowance                                     (7,431,743)        (9,448,764)
                                                           --------------     --------------
       Net deferred tax asset                              $            -     $            -
                                                           ==============     ==============


      The net change in the valuation allowance from 1997 to 1998 is due principally to the increase in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 1998, the Company had net operating loss carryforwards of approximately $23,531,814 for Federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin to expire in 2008.


 7.   SHAREHOLDERS' EQUITY

         OLD SERIES A STOCK

         During April and May 1996, the Board of Directors authorized the issuance of 791,011 shares of Old Series A Stock with a par value of $0.001. On April 15, 1996, the Company repaid the full amount of the 7% uncollateralized promissory notes outstanding, including accrued interest, to seven of the investors who participated in the December 1995 and January 1996 note offering, by issuing shares of the Company's Old Series A Stock, at a price of $4.50 per share. The Company paid cash to each of these investors in an amount equal to the value of any fractional shares of Old Series A Stock that would otherwise have been transferred to such investors. In addition, the Company permitted the seven investors to purchase an additional 222,222 shares of Old Series A Stock at a price of $4.50 per share. Of the remaining seven investors, two transferred their notes to one of the other remaining investors. The remaining five investors exchanged their notes, including the transferred notes, for shares of the Company's Old Series A Stock on May 24, 1996, also at a price of $4.50 per share. A total of 791,011 shares of Old Series A Stock were issued on May 24, 1996.

         In connection with the IPO, each share of Old Series A Stock automatically converted into 1.20 shares of Common Stock. The 791,011 shares of Old Series A Stock were converted into 949,209 shares of Common Stock. James F. Chen, the Company's founder, contributed 39,552 shares of Common Stock to the Company due to the increase in the Old Series A Stock's conversion ratio, because the initial offering price per share of Common Stock in the IPO was less that $7.00.

         MANDATORILY REDEEMABLE PREFERRED STOCK

         On December 8, 1997, the Company issued 4,000 shares of mandatorily redeemable Series A Convertible Preferred Stock ("Series A Stock") to Advantage Fund II Ltd. ("Advantage") for $4 million, less issuance costs of approximately $273,000. Each share of Series A Stock was convertible into shares of Common Stock and warrants to purchase shares of Common Stock ("Series A Warrants").


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         The holders of Series A Stock were entitled to receive, at the discretion of the Board of Directors, dividends at the rate of $50.00 per annum per share, which were fully cumulative, accrue without interest from the date of original issuance and were payable quarterly commencing March 1, 1998. During the years ended December 31, 1997 and 1998, the Company recorded dividends of $12,600 and $110,879. All dividends were paid by the Company in 1998.

         Due to the Maximum Share Amount limitation found in Section 7(a)(1) of the Certificate of Designations of the Series A Stock ("Certificate"), the Company was obligated to convert shares of Series A Stock held by Advantage. On September 21, 1998, the Company sent an inconvertibility notice to Advantage pursuant to Section 7(a)(2) of the Certificate indicating that, as of September 11, 1998, Advantage had the right to have some of its shares of Series A Stock redeemed by the Company for the Share Limitation Redemption Price (which term is defined in the Certificate).

         On September 22, 1998, the Company and Advantage entered into a waiver agreement ("Waiver Agreement") and Amendment No. 1 ("Amendment No. 1") to the Registration Rights Agreement dated as of December 3, 1997 by and between the Company and Advantage (as amended, "Registration Rights Agreement"). Pursuant to the Waiver Agreement, the Company redeemed
         2,462 shares of Series A Stock for $3,200,000 in the aggregate on November 20, 1998. Advantage waived all accrued dividends on the Series A Stock. No shares of Series A Stock remain outstanding.

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

         STOCK OFFERING

         In October 1996, the Company completed an underwritten initial public offering of 3,000,000 shares of its Common Stock, at a public offering price of $5.00 per share (the "IPO"). The net proceeds from the IPO of approximately $12,645,000 were used to repay indebtedness outstanding under the Company's senior subordinated note and promissory notes due to the Company's founder. (See Note 4.) On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock of which 117,791 shares were issued by the Company at $5.00 per share.

         In November and December 1998, the Company consummated a private placement of 1,860,000 and 675,000 shares, respectively, of its Common Stock at a price of $2.00 per share. The Company incurred issuance costs of approximately $546,000 and on November 20, 1998, granted
         50,000 warrants to purchase one share of common stock to the underwriter of the private placement. The warrants have an exercise price of $2.125 and expire five years from the date of grant.

         WARRANTS

         In addition to the warrants discussed above and in Note 4, the Company has issued other warrants during the years ended December 31, 1997 and 1998.


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         On December 8, 1997, the Company issued warrants to purchase 60,000 shares of Common Stock at an exercise price of $4.725 to its underwriter in consideration for services rendered in connection with the private placement of its Series A Stock. Such warrants are due to expire on December 8, 2002.

         In connection with a marketing agreement, the Company issued to a consultant warrants to purchase 25,000 shares of Common Stock at an exercise price of $3.875 per share, exercisable as of November 4, 1997 and warrants to purchase 15,000 shares of Common Stock at an exercise price of $3.188 per share, exercisable as of April 22, 1998.

         On July 8, 1998, the Company granted warrants to purchase 10,000 shares of Common Stock each to two directors of the Company. The warrants have an exercise price of $2.688 and expire five years from the date of grant.

         Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 1997 and 1998 were as follows:




                          Warrants
                        Outstanding
                  AS OF DECEMBER 31,

                  1997        1998              EXERCISE PRICE
                  ----        ----              --------------
                    -        600,000                $2.00
                    -        150,000                $2.13
                    -         20,000                $2.69
                683,999      300,000                $3.13
                    -         15,000                $3.19
                 25,000       25,000                $3.88
                 60,000       60,000                $4.73
                    -        533,576                $4.77
                 ------    ---------
                768,999    1,703,576
                =======    =========


            At December 31, 1998, all 1,703,576 warrants were exercisable at a weighted-average exercise price of $3.22 per share of Common Stock

         STOCK OPTIONS PLANS

         The Company has the following four stock options plans: the 1995 Non-Statutory Stock Option Plan, the 1996 Non-Statutory Stock Option Plan, the 1996 Incentive Stock Plan and the 1998 Incentive Stock Option Plan ("Plans"). The Plans were adopted to attract and retain key employees, directors, officers and consultants. The Plans are administered by a committee appointed by the Board of Directors ("Compensation Committee").


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

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

         Option activity under the 1995 Plan for the three years ended December 31, 1998 was as follows:

                                                                   Shares             Price
                                                                   ------             -----

        Balance as of December 31, 1995                             350,293           $0.425-$2.505
           Granted                                                    2,000                   $4.50
           Exercised                                                      -                       -
           Cancelled                                                 (2,000)                  $4.50
                                                                   --------

        Balance as of December 31, 1996                             350,293           $0.425-$2.505
           Granted                                                        -
           Exercised                                               (119,070)          $0.425-$2.505
           Cancelled                                                      -
                                                                   --------

        Balance as of December 31, 1997                             231,223           $0.425-$2.505
             Granted                                                      -           $0.425-$2.505
           Exercised                                               (158,333)                 $0.425
           Cancelled                                                 (8,888)          $0.425-$2.505
                                                                   --------

        Balance as of December 31, 1998                              64,002           $0.425-$2.505
                                                                   ========


         The Compensation Committee was authorized by the Board of Directors to grant options for a total of 352,293 shares of Common Stock under the 1995 Plan. As of December 31, 1998, 64,002 options were granted and outstanding, of which 20,000 are exercisable at $0.425 per share and 40,002 are exercisable at $2.505 per share. All of the outstanding options are vested and exercisable at December 31, 1998.

         1996 NON-STATUTORY STOCK OPTION PLAN

         The Compensation Committee, which administers the 1996 Non-Statutory Stock Option Plan ("Non-Statutory Plan"), established the option price to be the fair market value of the stock on the date of grant. The options were not transferable, were subject to various restrictions outlined in the Non-Statutory Plan and must have been exercised by December 31, 1996. During April 1996, the Company's founder contributed 383,965 shares of Common Stock to the Company and the Company issued those shares to employees in connection with the exercise of stock options granted under the Non-Statutory Plan. The Company recognized compensation expense of $287,976 with a corresponding increase to additional paid-in capital to record this transaction. All 383,965 options were granted with an exercise price of $0.75 and exercised during 1996.


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         The options were exercised on April 22, 1996 at $0.75 per share in exchange for notes receivable from shareholders. The Company recognized $1,439,867 in compensation expense based upon the difference between the fair market value of $4.50 at the date of grant and the exercise price of $0.75 per share. The notes are full recourse promissory notes bearing interest at 6% per annum and are collateralized by the underlying Common Stock. Principal and interest are payable in installments. Maturities range from April 1997 to April 2006. The Company has accounted for these notes as a reduction to shareholders' equity. During 1997 and 1998, the shareholders repaid a portion of the notes receivable with cash and by returning shares of the Company's Common Stock.

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

         On February 17, 1998, the Company's Board of Directors authorized an offer to reset the exercise price of all full-time employees' (other than the President and any Vice President) incentive stock options and non-qualified stock options granted under the 1996 Plan. If accepted by the option holder, such options were replaced with non-qualified options at the new exercise price of $2.625 per share. To have been eligible for repricing, a participant must: 1) have been a full-time employee on February 17, 1998; 2) have agreed to remain an employee of the Company until August 17, 1998, and 3) have accepted the offer by February 24, 1998.

         On May 1, 1998, the Company's Board of Directors authorized an offer to reset the exercise price of all options issued to the President and any Vice Presidents granted under the 1996 Plan. If accepted by the option holder, such options were replaced with non-qualified options at the new exercise price of $2.875 per share. To have been eligible for repricing, a participant must: 1) have been a full-time employee on May 1, 1998; 2) have agreed to remain an employee of the Company until November 1, 1998, and 3) have accepted the offer by May 8, 1998.

         Option activity under the 1996 Plan for the three years ended December 31, 1998 was as follows:

                                                         Shares       Price
                                                         ------       -----

              Balance as of December 31, 1995                 -             -

                   Granted                             1,224,213   $3.75-$9.00
                   Exercised


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

                   Cancelled                             (70,242)  $3.75-$9.00
                                                       ---------

              Balance as of December 31, 1996          1,153,671   $3.75-$9.00

                   Granted                             1,315,501   $3.75-$5.88
                   Exercised                            (298,838)  $3.75-$5.00
                   Cancelled                            (198,299)  $3.75-$9.00
                                                       ---------
              Balance as of December 31, 1997          1,972,035   $3.75-$9.00


                   Granted                               558,667   $2.625-$2.875
                   Granted (Repriced)                    961,359   $2.625-$2.875
                   Cancelled (Repriced)                 (961,359)  $3.75-$9.00
                   Cancelled                            (613,326)  $2.625-$9.00
                   Exercised                             (35,000)  $2.625
                                                       ---------

              Balance as of December 31, 1998          1,882,376   $2.625-$9.00
                                                       =========


         Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock. As of December 31, 1998, 796,876 options are vested and exercisable. As of December 31, 1998, the Company had 117,119 shares of Common Stock available for grant under the 1996 Plan. The 1,882,376 options outstanding at December 31, 1998 are exercisable at the following prices:


                  OPTIONS OUTSTANDING           EXERCISE PRICE

                    403,958                  $2.625
                    550,000                  $2.875
                     74,667                  $3.031
                    500,000                  $3.125
                     45,000                  $3.250
                     87,048                  $3.750
                    163,371                  $4.500
                     20,000                  $5.000
                     15,000                  $5.500
                     10,000                  $5.875
                     13,332                  $9.000
                -----------
                  1,882,376
                ===========

         1998 INCENTIVE STOCK OPTION PLAN

         On February 2, 1998, the Board of Directors authorized the adoption of the 1998 Incentive Stock Option Plan (the "1998 Plan"). The purpose of the 1998 Plan is to provide for the acquisition of an equity interest in the Company by non-employee directors, officers, key employees and consultants. The 1998 Plan will terminate February 2, 2008.

         Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by a Committee or the Board. Options are generally

                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         exercisable after one or more years and expire no later than ten years from the date of grant. The 1998 Plan also provides for reload options and restricted share awards to employee and consultant participants subject to various terms.

         Option activity under the 1998 Plan for the year ended December 31, 1998 was as follows:

                                                     SHARES           PRICE
         Balance as of December 31, 1997               -               -
              Granted                               712,000       $2.625-$2.875
              Exercised                                -                  -
              Cancelled                            (101,000)      $2.688
                                                   --------
         Balance as of December 31, 1998            611,000       $2.625-$2.875
                                                   ========

         Awards may be granted under the 1998 Plan with respect to a total of 2,500,000 shares of Common Stock. As of December 31, 1998, no options are vested and exercisable. As of December 31, 1998, the Company had 1,889,000 shares of stock available for grant under the 1998 Plan. As of December 31, 1998, 611,000 options were granted and outstanding, of which 236,500 have exercise prices of $2.625 per share, 322,500 have exercise prices of $2.688 per share and 52,000 have exercise prices of $2.875 per share.

         The Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, compensation expense is to be recognized over the applicable vesting period.


                                                     1996             1997             1998
                                                 ------------    --------------    -----------
         Loss attributable to holders of common
         stock:
            As reported                           $7,812,625      $10,827,939       $9,407,030
            Pro forma                            $10,626,435      $11,142,262      $10,464,134
         Basic and diluted loss per share
         attributable to holders of common
         stock:
            As reported                                $0.85            $0.84            $0.65
            Pro forma                                  $1.15            $0.87            $0.75

         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1996, 1997 and 1998, respectively: dividend yield of 0% for all periods; expected volatility of 43%, 56%, and 68%; risk-free interest rate of 6.5%, 6.0%, and 5.3%; and expected terms of 3.4, 4.0, and 4.0 years, respectively.


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         The weighted-average fair value of the options granted during the years ended December 31, 1996, 1997 and 1998 was $1.758, $2.039 and $1.10,
         respectively. The weighted average exercise price of the options outstanding at December 31, 1996, 1997 and 1998 was $2.433, $3.960 and $3.06, respectively.

         As of December 31, 1998, the weighted average remaining contractual life of the options outstanding is 8.9 years.

         As of December 31, 1996, 1997 and 1998, the pro forma tax effects under SFAS 109 would include an increase to both the deferred tax asset and the valuation allowance of approximately $1,087,000, $121,000 and $423,000, respectively, and no impact to the statement of operations.

 8.  COMMITMENTS

      LEASES

      The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 1998 are as follows:

                                            OPERATING     CAPITAL

               1999                       $   961,737    $  102,959
               2000                           918,027       100,084
               2001                           621,357        83,498
               2002                           576,590        50,059
               2003                           341,199             -
                                          -----------    ----------

               Total minimum payments     $ 3,418,910       336,600
                                          ===========
               Interest                                     (67,843)
                                                         ----------
               Present value of capital lease
                    obligations                             268,757
               Less:  current portion                       (70,775)
                                                         ----------
               Capital lease obligations non-current     $  197,982
                                                         ==========

      Rent expense was $258,607, $550,693 and $701,133, for the years ended December 31, 1996, 1997 and 1998, respectively.


      At December 31, 1998, the Company's future minimum sublease rental income payments with respect to certain non-cancelable operating leases with terms in excess of one year are as follows:

               1999                        $  204,043
               2000                           214,489
               2001                            74,712
                                           ----------
               Total minimum payments      $  493,244
                                           ==========


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

      The cost and accumulated depreciation of assets under capital leases were as follows as of December 31:

                                              1997           1998
                                          -----------     ----------
               Furniture                  $     8,752     $       -
               Computers and equipment        440,147        359,859
                                          -----------     ----------
                                              448,899        359,859
               Accumulated depreciation       (86,428)      (119,351)
                                          $   362,471     $  240,508
                                          ===========     ==========

         LICENSE AGREEMENTS

         In 1994, the Company entered into two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. One of the agreements requires the Company to pay fees based on product and subscription sales for any product using the licensed technology. The other agreement provides for payment of fees based upon gross revenues of the Company. This latter agreement also gives the other party ("Licensor") the right to forfeit future licensing fees in exchange for 2% of the Company's outstanding voting stock, after giving effect to the issuance. The Licensor elected to receive voting stock in May 1996. In October 1996, the Company issued 188,705 shares of Common Stock to the Licensor and the Massachusetts Institute of Technology. The fair market value of the stock issued, approximately $944,000, is recorded as an asset by the Company and is being amortized over the period of its estimated useful life, 3 years. The Company incurred amortization expense of $135,779, $283,056 and $283,056 relating to these agreements in 1996, 1997 and 1998, respectively.

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

         During 1997 and 1998, the Company amended the standard employment agreements of the Chairman of the Board of Directors and certain senior executives of the Company. Such agreements provide for minimum salary levels and incentive bonuses payable if specified management goals are attained. In the event of termination due to a change in control of the Company or employment location, the aggregate commitment under these agreements should all four covered executives be terminated is approximately $630,000 to be discounted at a rate of 1% above the prevailing one-year Treasury Bill rate. Additionally, all outstanding stock options become fully vested with no change in term, and current year bonuses to the extent earned will be payable upon termination.


                                   Continued

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

      Under  the  provisions  of the  401(k)  Plan,  eligible  participants  can contribute  in  pretax  dollars  an  amount  up to  15%  of  their  annual compensation, not to exceed the maximum legal deferral. Employer contributions are discretionary and are determined by the management of the Company. There were no employer contributions for the year ended December 31, 1998.

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

 10.  WORKING CAPITAL

      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended December 31, 1996, 1997 and 1998, the Company incurred significant losses of $7,812,625, $10,215,339 and $9,193,396, respectively, and had a net working capital deficit position of $1,277,368 at December 31, 1998. These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.

      The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has reached agreement with a lender on a $3 million loan, structured as senior secured debt, which converts to a receivables based facility on August 31, 1999. See Note 14 for a discussion of an event of default under this facility. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and to obtain additional financing or refinancing as may be required, and ultimately to attain profitability. The Company is currently reviewing proposals regarding other sources of additional equity financing. The accompanying financial statements do not include any adjustments that might result from the outcome of the uncertainties.


11.   SUPPLEMENTAL CASH FLOW DISCLOSURE

      Selected cash payments and noncash activities were as follows:

                                                                               Year Ended December 31,
                                                              1996              1997             1998
                                                              ----              ----             ----

         Cash payments for interest                       $   133,042      $    13,130       $      -


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

         Noncash investing and financing activities:
              Capitalized lease obligations incurred           98,165          302,147              -
              Retirement of fully depreciated property
                   and equipment                                5,405             -                 -
              Notes repaid from return and retirement
                   of common stock                               -              32,909           115,953
              Deemed dividend on preferred stock                 -             600,000           102,755
              Notes received from sales of common stock       287,400             -                 -
              Consulting expense recognized by issuance
                   of common stock                             50,000             -                 -
              Notes payable plus accrued interest
                   satisfied with preferred stock           2,559,554             -                 -
              Issuance of common stock to satisfy note
                   payable to related party                   330,000             -                 -
              Payment of licensing fee by issuance of
                   common stock                               849,173             -                 -
              Conversion of preferred stock to common
                   Stock                                    3,559,554             -            1,538,000
              Repurchase of fractional shares of
                   common stock related to the reverse
                   stock split                                     81             -                 -

 12.  RESTATEMENT OF FINANCIAL STATEMENTS

      The  Company  has  revised  its  revenue   recognition   accounting   from
      recognizing revenue upon the initial shipment of software to the distributor to recognizing revenue when the software is deployed to an end-user customer. In addition, certain costs originally classified as restructuring costs during the year ended December 31, 1997, have been reclassified as sales and marketing, general and administrative and research and development expenses in the period in which the costs were incurred. The effect of the restatement as of December 31, 1997 and the years ended December 31, 1996 and 1997 is:


                                                    Increase  (Decrease)
                                                  Year Ended December 31,
                                                  -----------------------
                                                       1996          1997
                                                       ----          ----
      Effect on:
               Revenue                             $(947,069)     $(3,429,743)
               Gross Profit                         (947,069)      (3,213,969)
               Operating Expenses                    170,000       (2,384,228)
               Loss attributable to holders of
                   common stock                    1,117,069          829,741
               Basic and diluted loss per share         0.12             0.06





                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

                                                   Increase  (Decrease)
                                                     December 31, 1997
                                                ----------------------------

               Accounts receivable                        $(1,762,584)
               Finished goods inventory                        215,775
               Deferred revenue                                400,000
               Accumulated deficit                           1,946,810



 13.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      At the Company's board of directors meeting on March 4, 1999, the Company revised its revenue recognition policy. The Company had previously used a "sell-in" model with distributors, where revenue is recognized when product is sold to the distributor. The Company is now using a "sell-through" model, where revenue is recognized when the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with the Company. The Company is applying the new revenue recognition policy to its financial statements for the year ended December 31, 1998. In addition, the Company has restated its financial statements for the years ended December 31, 1997 and 1996 and for the quarters ended September 30, 1998, 1997 and 1996, June 30, 1998 and 1997 and March 31, 1998 and 1997 for consistency of presentation.

      Quarterly financial information for 1996, 1997 and 1998 is as follows:



                                                 First           Second              Third            Fourth
                                                Quarter          Quarter             Quarter          Quarter
                                                -------          -------             -------          -------

                1996

         Total revenues                     $ 1,021,811        $ 1,354,576       $ 1,693,961      $ 1,248,732
         Gross profit                           699,813            876,023         1,178,523          539,102
         Net loss                              (994,660)        (3,393,401)       (1,004,099)      (2,420,465)
         Basic and diluted loss per share         (0.12)             (0.40)            (0.12)           (0.21)

                1997

         Total revenues                     $ 1,397,156        $ 1,167,031       $ 2,181,708      $ 1,227,106
         Gross profit                           835,852            848,189         1,487,732          855,408
         Loss attributable to holders
              of common stock                (1,888,078)        (3,254,445)       (1,303,085)      (4,382,331)
         Basic and diluted loss per share         (0.15)             (0.25)            (0.10)           (0.34)


                1998

         Total revenues                     $ 1,295,710        $ 1,243,015       $ 1,999,470      $ 1,721,610
         Gross profit                           810,103            733,867         1,669,330        1,355,049
         Loss attributable to holders
              of common stock                (2,803,927)        (2,670,102)       (1,560,577)      (2,372,424)
         Basic and diluted loss per share         (0.21)             (0.20)            (0.11)           (0.16)


         The effect of the restatement (see Note 12) on the Company's previously reported quarterly results of operations for the years ended December 31, 1996, 1997 and 1998 is as follows:


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------


                                                                      Increase (Decrease)
                                                 First           Second               Third           Fourth
                                                Quarter          Quarter             Quarter          Quarter
                                                -------          -------             -------          -------
         Effect on:

                1996

         Total revenues                     $      -           $     -          $    (26,582)      $ (920,487)
         Gross profit                              -                 -               (26,582)        (920,487)
         Net loss                                  -                 -               (26,582)       1,090,485
         Basic and diluted loss per share          -                 -                 -                 0.09


                1997

         Total revenues                    $ (1,016,859)        $ (967,550)       $ (582,644)      $ (862,690)
         Gross profit                        (1,016,859)          (967,550)         (582,644)        (862,690)
         Loss attributable to holders
              of common stock                 1,016,859            104,953           869,442       (1,161,513)
         Basic and diluted loss per share          0.08               0.01              0.07            (0.09)


                1998

         Total revenues                    $ (1,207,170)      $ (2,161,382)       $ (398,335)$           -
         Gross profit                        (1,269,452)        (2,314,874)         (398,335)            -
         Loss attributable to holders
              of common stock                 1,269,452          2,338,003           102,204             -
         Basic and diluted loss per share          0.10               0.17              0.01             -



 14.  SUBSEQUENT EVENTS

      NOTE PAYABLE


      On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a lender. Under the terms of the Loan Agreement, the Company received $3.0 million under a term loan and bears interest at 12.53% per annum. Interest is payable monthly in arrears. The term loan matures on August 31, 1999. On the term loan maturity date, the term loan converts into a revolving loan in an amount not to exceed the lesser of $3.0 million or 80 per cent of the Company's Eligible Receivables, as defined in the Loan Agreement. The revolving loan bears interest at a rate equal to the lender's base rate plus 2.5% and matures August 31, 2000. The Company incurred loan fees of $150,000 related to the Loan Agreement and is required to pay an additional $360,000 fee if the Company is acquired during the term of the term loan or the revolving loan.

      The Loan Agreement contains certain covenants that restrict the activities of the Company including sales of assets, loans to other persons, liens, dividends, stock redemption; investments in other persons, and creation of partnerships, subsidiaries, joint ventures or management contracts.


                                   Continued

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                               ------------------

     In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to the lender. If the Company is unable to repay the loan or there is an event of default under the loan, the lender could foreclose on its security interest.

     Pursuant to the terms of the Loan Agreement, receipt by the Company of an opinion from its independent auditors which expresses doubt with regard to the ability of the Company to continue as a going concern constitutes an event of default under the Loan Agreement and allows the lender to foreclose on its security interest. The Company has received such an opinion from its independent auditors in connection with their review of the Company's financial statements as of and for the year ended December 31, 1998. As of the date of such opinion, there was an event of default under the Loan Agreement; however, the lender has subsequently waived this event of default. In consideration for such waiver, the Company has agreed to (a) grant an affiliate of the lender warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (b) accept an additional financial covenant that the Company's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. There can be no assurance that the Company will be able to comply with the loan covenants.

Valuation and Qualifying Accounts and Reserves



                                                           V-ONE CORPORATION
                                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                         For the years ended December 31, 1996, 1997 and 1998


                                                                 Additions
                                                 Balance at      Charged to                      Balance at
                                                Beginning of     Costs and                     End of Period
                 Description                       Period         Expenses       Deductions

ALLOWANCE FOR DOUBTFUL ACCOUNTS
   December 31, 1996                                 $ 23,620       $ 228,775           $ ---       $ 252,395
   December 31, 1997                                  252,395         248,010             ---         500,405
   December 31, 1998                                  500,405          24,233             ---         524,638

DEFERRED TAX ASSET VALUATION ALLOWANCE
   December 31, 1996                                  506,293       2,986,491             ---       3,492,784
   December 31, 1997                                3,492,784       3,938,959             ---       7,431,743
   December 31, 1998                                7,431,743       2,431,359             ---       9,863,102

ALLOWANCE FOR NON-SALABLE INVENTORY
   December 31, 1996                                   50,000             ---             ---          50,000
   December 31, 1997                                   50,000         162,700             ---         212,700
   December 31, 1998                                  212,700         100,656             ---         313,356






                                   Continued

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 1999.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 1999.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)   Financial Statement Schedules.


   See index to Financial Statement on page 32. All required financial statement schedules of the Registrant are set forth under Item 8 of this Annual Report on Form 10-K.

(b)  Exhibits

Number      Description
------      -----------

3.1         Amended and Restated  Certificate  of  Incorporation  as of July 2,
            1996 (1)
3.2         Amended and Restated Bylaws dated as of February 2, 1998 (4)
3.3         Certificate   of   Amendment   to   Certificate   of   Designation,
            Preferences, and Rights of Series A Convertible Preferred Stock dated September 9, 1996 (1)
3.4         Certificate  of   Elimination   of   Certificate  of   Designation,
            Preferences and Rights of Series A Convertible Preferred Stock (2)
3.5         Certificate  of  Designations  of  Series A  Convertible  Preferred
            Stock (2)
3.6         Certificate  of   Elimination   of   Certificate  of   Designation,
            Preferences and Rights of Series A Convertible Preferred Stock, dated March 4, 1999
9.1         Voting  Trust  Agreement  between  Hai Hua Cheng and James F. Chen,
            Trustee (1)
9.2         Voting Trust  Agreement  between  Robert  Zupnik and James F. Chen,
            Trustee (1)
9.3         Voting Trust  Agreement  between  Dennis  Winson and James F. Chen,
            Trustee (1)
10.1        Employment  Agreement between V-ONE Corporation  ("V-ONE") and James
            F. Chen dated as of June 12, 1996 (1)
10.2        V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3        V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4        V-ONE 1996 Incentive Stock Plan (1)
10.5 Software License Agreement between Trusted Information Systems, Inc. ("TIS") and V-ONE executed October 6, 1994 (1)
10.6        First Amendment to the Software License  Agreement  between TIS and
            V-ONE (1)
10.7        Second Amendment to the Software License  Agreement between TIS and
            V-ONE (1)
10.8        Third Amendment to the Software License  Agreement  between TIS and
            V-ONE (1)
10.9        Fourth Amendment to the Software License  Agreement between TIS and
            V-ONE (1)
10.10 OEM Master License Agreement between RSA Data Security, Inc. ("RSA") and V-ONE dated December 30, 1994 and Amendment Number One to the OEM Master License Agreement between RSA and V-ONE (1)
10.11 Amendment Number Two to the OEM Master License Agreement between RSA and V-ONE and Conversion Agreement dated May 23, 1996 (1)
10.12 Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996 (1)
10.13       Form of Exchange and Purchase Agreement dated April 1996 (1)
10.14 Registration Rights Agreement Between V-ONE and JMI Equity Fund II, L.P. ("JMI") (1)
10.15       8% Senior  Subordinated  Note due June 18,  2000 Issued by V-ONE to
            JMI (1)
10.16 Warrant to Purchase 100,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.17 Warrant to Purchase 400,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.18 Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19 Subscription Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.20 Registration Rights Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.21       Commitment   Letter  dated  December  8,  1997  between  V-ONE  and
            Advantage Fund II Ltd. (2)
10.22 Registration Rights Agreement dated as of December 8, 1997 between V-ONE and Wharton Capital Partners, Ltd. (2)
10.23 Warrant to Purchase 60,000 shares of Common Stock Issued on December 8, 1997 by V-ONE to Wharton Capital Partners, Ltd. (2)
10.24 Letter Agreement between V-ONE and Wharton Capital Partners, Ltd. dated October 22, 1997 (2)

Number      Description
------      -----------

10.25       V-ONE 1998 Incentive Stock Plan (4)
10.26 Warrants dated November 21, 1997 to Purchase 300,000 shares of Common Stock granted to David D. Dawson (4)
10.27 Employment Agreement dated November 21, 1997 between V-ONE and David D. Dawson (4)
10.28 Amendment to Employment Agreement dated November 7, 1997 between V-ONE and Charles B. Griffis (4)
10.29       Amendment  to Section  2.08 of 1996  Incentive Stock Plan (4)
10.30 Lease Agreement dated March 24, 1997 between Bellemead Development Corporation and V-ONE (3)
10.31       Inconvertibility Notice dated September 21, 1998 (5)
10.32 Waiver Agreement, dated as of September 22, 1998, between the Company and Advantage Fund II Ltd. (5)
10.33 Amendment No. 1 dated as of September 22, 1998 to the Registration Rights Agreement between the Company and Advantage Fund II Ltd. (5)
10.34 Warrant to purchase 100,000 shares of Common Stock issued on September 22, 1998 by V-ONE to Advantage Fund II Ltd. (5)
10.35 Warrant to purchase 389,441 shares of Common Stock issued on September 22, 1998 by V-ONE to Advantage Fund II Ltd. (5)
10.36 Waiver Letter, dated November 5, 1998 between the Company and Advantage Fund II Ltd. (6)
10.37 Placement Agent Agreement, dated October 9, 1998, between the Company and LaSalle St. Securities, Inc. (6)
10.38 Amendment No. 1 to Placement Agent Agreement, dated November 9, 1998, between the Company and LaSalle St. Securities, Inc. (6)
10.39 Escrow Agreement, dated October 9, 1998, among the Company, LaSalle St. Securities, Inc. and LaSalle National Bank (6)
10.40 Amendment No. 1 to Escrow Agreement, dated November 9, 1998, among the Company, LaSalle St. Securities, Inc. and LaSalle National Bank (6)
10.41       Form of Subscription Documents (6)
10.42       Form of Addendum #1 to Subscription Documents (6)
10.43       Form of Addendum #2 to Subscription Documents (6)
10.44 Form of Warrant granted to A.L. Giannopoulos to purchase 10,000 shares of the Company's Common Stock (6)
10.45 Form of Warrant granted to William E. Odom to purchase 10,000 shares of the Company's Common Stock (6)
10.46 Amendment No. 1 to Placement Agent Agreement, dated November 16, 1998, between the Company and LaSalle St. Securities, Inc. (7)
10.47 Waiver Letter dated November 18, 1998 between the Company and LaSalle St. Securities, Inc. (7)
10.48       Form of Second Version of  Subscription  Documents (7)
10.49       Form of Addendum #1 to Second Version of  Subscription Documents (7)
10.50       Form of Addendum #2 to Second Version of Subscription  Documents (7)
10.51 Warrant dated November 20, 1998 to purchase 50,000 shares of Common Stock issued to LaSalle St. Securities, Inc. (7)
10.52 Employment Agreement dated November 6, 1998 between V-ONE and Charles B. Griffis
10.53       Employment  Agreement dated August 1, 1998 between V-ONE and Robert
            F. Kelly
10.54 Loan and Security Agreement dated February 24, 1999 between V-ONE and Transamerica Business Credit Corporation ("Transamerica") (8)
10.55 Patent and Trademark Security Agreement dated February 24, 1999 between V-ONE and Transamerica (8)

Number      Description
------      -----------

10.56 Security Agreement in Copyrighted Works dated as of February 24, 1999 between V-ONE and Transamerica (8)
10.57 Amendment to Employment Agreement dated as of August 1, 1998 by and between the Company and Jieh-Shan Wang
10.58 Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and James F. Chen
23.1        Consent of PricewaterhouseCoopers LLP
27.1        Revised  Financial  Data Schedule for the Quarter  Ended  September
            30, 1996
27.2        Revised  Financial  Data  Schedule for the Quarter  Ended March 31,
            1997
27.3        Revised Financial Data Schedule for the Quarter Ended June 30, 1997
27.4        Revised  Financial  Data Schedule for the Quarter  Ended  September
            30, 1997
27.5        Revised  Financial  Data  Schedule for the Year Ended  December 31,
            1996
27.6        Revised  Financial  Data  Schedule for the Year Ended  December 31,
            1997
27.7        Financial Data Schedule for the Year Ended December 31, 1998

------------------------------
(1) The information required by this exhibit is incorporated herein by reference to V-ONE's Registration Statement on Form S-1 (No. 333-06535).

(2) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated December 8, 1997.

(3) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-Q for the three months ended June 30, 1997.

(4) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-K for the twelve months ended December 31, 1997.

(5) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated September 22, 1998.

(6) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-Q for the nine months ended September 30, 1998.

(7) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated November 20, 1998.

(8) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated March 11, 1999.

(c)   Reports on Form 8-K

            (i) Form 8-K dated November 9, 1998 reporting, under Item 5, the release of the Company's financial results for the third quarter ended September 30, 1998. A press release containing the financial results for the quarter was attached as an exhibit.

            (ii) Form 8-K dated November 24, 1998 reporting, under Item 5, the sale by the Company of 1,860,000 shares of its Common Stock pursuant to Regulation D promulgated under the Securities Act and the issuance to LaSalle of warrants to purchase 50,000 shares of Common Stock.

            (iii) Form 8-K dated December 8, 1997  reporting,  under Item 5, the sale by the Company of 675,000 shares of its Common Stock pursuant to Regulation D promulgated under the Securities Act.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                V-ONE Corporation

Date: March 26, 1999                  By: /s/ DAVID D. DAWSON
                                         ---------------------
                                         David D. Dawson
                                         President and Chief Executive Officer


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                     Title                               Date


/s/ David D. Dawson           President, Chief Executive          March 26, 1999
-------------------------     Officer and Director
David D. Dawson

/s/ Charles B. Griffis        Senior Vice President, Chief        March 26, 1999
------------------------      Financial Officer and Treasurer
Charles B. Griffis            (Principal Financial Officer)


/s/ Mark R. Fields            Controller (Principal               March 26, 1999
------------------------      Accounting Officer)
Mark R. Fields

/s/ James F. Chen             Director                            March 26, 1999
-------------------------
James F. Chen

/s/ Charles C. Chen           Director                            March 26, 1999
------------------------
Charles C. Chen

/s/ A. L. Giannopoulos        Director                            March 26, 1999
-------------------------
A. L. Giannopoulos

/s/ William E. Odom           Director                            March 26, 1999
-------------------------
William E. Odom