Form 10-Q/A
period 1998-03-31
V ONE CORP/ DE
filed 1999-04-23
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE QUARTER ENDED: MARCH 31, 1998
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                       52-1953278
             -------------------------------------------------------
              (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

           20250 CENTURY BLVD., SUITE 300, GERMANTOWN, MARYLAND 20874
           ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (301) 515-5200
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                    OUTSTANDING AT MAY 13, 1998
            -----                                    ---------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                      13,760,880

                                V-ONE Corporation
                        Quarterly Report on Form 10-Q/A

                                      INDEX



                                                                      Page No.
                                                                      --------

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                      3

               Condensed Balance Sheets as of March 31, 1998             3
               (unaudited) and December 31, 1997

               Condensed Statements of Operations for the Three          4
               Months Ended March 31, 1998 (unaudited) and
               March 31, 1997 (unaudited)

               Condensed Statements of Cash Flows for the Three          5
               Months Ended March 31, 1998 (unaudited) and
               March 31, 1997 (unaudited)

               Notes to the Condensed Financial Statements               6
               (unaudited)

Item 2         Management's Discussion and Analysis of Financial         9
               Condition and Results of Operations

Item 3         Quantitative and Qualitative Disclosures About           11
               Market Risk

PART II.       OTHER INFORMATION                                        12

               Signatures                                               13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     March 31,      December 31,
                                                       1998             1997
                                                    (unaudited -   (as adjusted,
                                                    as adjusted,      Note 6)
                                                       Note 6)
                                                    ------------   -------------

  ASSETS

  Current assets:
        Cash and cash equivalents                   $ 4,485,983   $   6,203,525
        Accounts receivable, net                        962,291         794,395
        Inventory, net                                  500,851         583,894
        Prepaid expenses and other current assets       241,608         328,261
                                                    -----------   -------------
              Total current assets                    6,190,733       7,910,075

  Property and equipment, net                           973,299       1,001,581
  Licensing fee, net                                    467,670         538,434
  Other assets                                          863,186         863,186
                                                    -----------   -------------
              Total assets                          $ 8,494,888   $  10,313,276
                                                    ===========   =============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
        Accounts payable and accrued expenses       $ 1,886,224   $   1,151,589
        Deferred income                                 704,615         812,647
        Notes payable - current                          16,667          16,667
        Capital lease obligations - current               3,097          17,126
                                                    -----------   -------------
              Total current liabilities               2,610,603       1,998,029

  Notes payable - noncurrent                              2,777           5,555
  Deferred rent                                          36,879          36,879
  Capital lease obligations - noncurrent                280,720         295,306
                                                    -----------   -------------
              Total liabilities                       2,930,979       2,335,769
                                                    -----------   -------------
  Commitments and contingencies
  Series A convertible preferred stock, $0.001
      par value; 13,333,333 shares authorized;
      4,000 shares issued; 3,602 and 4,000
      shares outstanding as of March 31, 1998
      and December 31, 1997, respectively
      (liquidation preference of $3,613,995)          3,328,884       3,766,297
                                                    -----------   -------------
  Shareholders' equity:
  Common stock, $0.001 par value; 33,333,333
      shares authorized; 13,319,189 and
      13,070,235 shares issued and outstanding
      as of March 31, 1998 and December 31,
      1997, respectively                                 13,319          13,070
  Additional paid-in capital                         25,361,746      24,649,538
  Notes receivable from sales of Common Stock           (50,726)       (166,011)
  Accumulated deficit                               (23,089,314)    (20,285,387)
                                                    -----------   -------------
      Total shareholders' equity                      2,235,025       4,211,210
                                                    -----------   -------------
      Total liabilities and shareholders' equity    $ 8,494,888   $  10,313,276
                                                    ===========  ==============


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months       Three months
                                                       ended             ended
                                                  March 31, 1998     March 31, 1997
                                                   (unaudited -       (unaudited -
                                                   as adjusted,       as adjusted,
                                                      Note 6)           Note 6)
                                                  --------------     --------------

             Revenues:
                   Products                       $     1,207,473    $     1,259,321
                   Consulting and services                 88,237            137,835
                                                  ---------------    ---------------
                      Total revenues                    1,295,710          1,397,156
                                                  ---------------    ---------------

             Cost of revenues:
                   Products                               477,757            539,960
                   Consulting and services                  7,850             21,344
                                                  ---------------    ---------------
                      Total cost of revenues              485,607            561,304
                                                  ---------------    ---------------

             Gross profit                                 810,103            835,852
                                                  ---------------    ---------------

             Operating expenses:
             Sales and marketing                        1,481,183          1,455,391
             General and administrative                 1,198,012            770,466
             Research and development                     940,281            613,323
                                                  ---------------    ---------------
                      Total operating expenses          3,619,476          2,839,180

             Operating loss                            (2,809,373)        (2,003,328)
                                                  ---------------    ---------------

             Other (expense) income:
             Interest expense                             (12,779)              (792)
             Interest income                               67,554            116,042
                                                  ---------------    ---------------
                      Total other income                   54,775            115,250
                                                  ---------------    ---------------
             Net loss                                  (2,754,598)        (1,888,078)

             Dividend on preferred stock                   49,329                  -
                                                  ---------------    ---------------

             Loss attributable to holder
                   of common stock                $    (2,803,927)   $    (1,888,078)
                                                  ===============    ===============

             Basic loss per share attributable
                   to common stock                $         (0.21)   $         (0.15)
                                                  ===============    ===============

             Weighted average number of
                   common shares outstanding           13,087,211         12,663,731
                                                  ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Three months     Three months
                                                                    ended            ended
                                                                March 31, 1998   March 31, 1997
                                                                 (unaudited -     (unaudited -
                                                                 as adjusted,     as adjusted,
                                                                   Note 6)          Note 6)
                                                                ---------------  ---------------

         Cash flows from operating activities:
         Net loss                                               $   (2,754,598)  $   (1,888,078)
         Adjustments to reconcile net loss to net cash
               used in operating activities:
         Depreciation and amortization                                 146,510          123,491
         Noncash charge related to issuance of warrants                388,000                -
         Changes in assets and liabilities:
               Accounts receivable                                    (167,896)         213,213
               Inventory                                                83,043           21,525
               Prepaid expenses and other                               86,653         (631,589)
               Deferred income                                        (108,032)          50,650
               Deferred rent                                                 -           (4,516)
               Accounts payable and accrued  expenses                  734,635         (465,716)
                                                                --------------   --------------
                     Net cash used in operating activities          (1,591,685)      (2,581,020)
                                                                --------------   --------------

         Cash flows from investing activities:
               Purchase of property and equipment                      (47,464)        (141,271)
               Investment in affiliate                                       -         (250,000)
               Collection of note receivable                                 -           78,390
                                                                --------------   --------------
                     Net cash used in investing activities             (47,464)        (312,881)
                                                                --------------   --------------

         Cash flows from financing activities:

               Exercise of options and warrants                         41,742           10,083
               Payment of stock issuance cost                          (39,413)               -
               Payment of preferred stock dividends                    (49,329)               -
               Principal payments on capitalized lease                 (28,615)         (17,035)
                 obligations
               Repayment of notes payable                               (2,778)          (4,166)
                                                                --------------   --------------
                     Net cash used in financing activities             (78,393)         (11,118)
                                                                --------------   --------------

         Net decrease in cash and cash equivalents                  (1,717,542)      (2,905,019)

         Cash and cash equivalents at beginning of period            6,203,525       10,894,375
                                                                --------------   --------------

         Cash and cash equivalents at end of period             $    4,485,983   $    7,989,356
                                                                ==============   ==============


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

The condensed financial statements for the three-months ended March 31, 1998 and March 31, 1997 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996 and 1997 and for the three years in the period ended December 31, 1997, which are included in the Company's 1997 Annual Report on Form 10-K.

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

2.    Risks and Uncertainties

The Company invests its cash primarily in money market funds with an international commercial bank. The Company has not experienced any losses to date on its invested cash. The Company's cash balances exceed federally insured amounts. The Company sells its product to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has provided sufficient provisions to prevent a significant impact of credit losses to the financial statements.

3.    Computation of Net Loss Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") effective December 31, 1997. All prior period net loss per share amounts have been restated to comply with the provisions of SFAS 128. Basic earnings (or loss) per share is computed by dividing net income (or loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (or loss) by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the quarters presented; therefore, basic and diluted loss per share are the same.


4.    Conversion of Series A Convertible Preferred Stock


As of March 31, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") had elected to convert a total of 398 shares into 187,813 shares of Common Stock at conversion prices ranging from $2.1144 to $2.1463 per share, and received warrants to purchase 37,563 shares of Common Stock at an exercise price of $4.77 per share. These conversions triggered a change in the detachable warrants issued to JMI Equity Fund II, L.P. ("JMI"), originally exercisable at $4.50 per share ("JMI Warrants"). As a reuslt of the antidilution provision contained in the JMI Warrants, such warrants became exercisable for 567,535 shares of Common Stock at an exercise price of $2.1144. This change in the terms of the JMI Warrants resulted in a noncash change to income of approximately $388,000 in the first quarter of 1998.

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

6.    Restatement of Financial Statements

The Company has revised its revenue recognition accounting from recognizing revenue upon the initial shipment of software to the distributor to recognizing revenue when the software is deployed to an end-user customer. The effect of the restatement as of and for the three months ended March 31, 1997 and 1998 and as of December 31, 1997 is as follows:


                                                                   Increase (Decrease)
                                                               three months ended March 31,
                                                             ---------------------------------
                                                                  1997             1998
                                                                  ----             ----
             Effect on:
                               Total revenues                  $ (1,016,859)     $ (1,207,170)
                               Gross profit                      (1,016,859)       (1,269,452)
                               Operating expenses                      -                -
                               Loss attributable to
                                 holders of common stock          1,016,859         1,269,452
                               Basic and diluted loss per share        0.08              0.10

                                                                    Increase (Decrease)                 Increase (Decrease)
                                                                      as of March 31,                 as of December 31, 1997
                                                             ---------------------------------    -------------------------------
                                                                  1997             1998
                                                                  ----             ----
                               Accounts receivable             $ (2,133,928)     $ (3,096,275)             $(1,762,584)
                               Inventory, net                          -              153,492                  215,774
                               Deferred income                         -              273,479                  400,000
                               Accumulated deficit                2,133,928         3,216,262                1,946,810



7.    Subsequent Events

CONVERSION OF SERIES A CONVERTIBLE PREFERRED STOCK

As of May 13, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") elected to convert an additional 915 shares into 431,691 shares of Common Stock at conversion prices ranging from $2.1038 to $2.1675 per share, and received warrants to purchase 86,339 shares of Common Stock at an exercise price of $4.77 per share.

The above transactions triggered an additional change in the JMI Warrants. As a result of the anti-dilution provision contained in the JMI Warrants, such warrants became exercisable for 570,395 shares of Common Stock at an exercise price of $2.1038 per share. Based on the lowest conversion price to date in the second quarter, this change in the terms of the JMI Warrants will result in a noncash charge to income of approximately $6,000 in the second quarter of 1998.

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

REPRICING OF OUTSTANDING STOCK OPTIONS UNDER THE 1996 INCENTIVE STOCK OPTION
  PLAN

On May 1, 1998, the Board of Directors authorized the offer to reset the exercise price of all incentive stock options and non-qualified stock options granted to the President and full-time Vice Presidents under the 1996 Incentive Stock Option Plan. If accepted by the option holder, such options will be replaced with non-qualified options at the new exercise price of $2.875 per share. To be eligible for repricing, a participant must: 1) have been a full-time employee on May 1, 1998, 2) have agreed to remain in the employ of the Company until November 1, 1998, and 3) have accepted this offer by May 8, 1998. At the close of business on May 8, 1998, Vice Presidents holding options to purchase 485,000 shares of Common Stock in the aggregate had exercised their right to reprice at the new exercise price of $2.875 per share.

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

Readers are also referred to the documents filed by V-ONE Corporation with the SEC, specifically the Company's latest report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUE

Total revenues decreased from approximately $1,397,000 for the three months ended March 31, 1997 to approximately $1,296,000 for the three months ended March 31, 1998. This decrease was principally attributable to decreased sales of the Company's network security products and reduced consulting activity. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $1,259,000 for the three months ended March 31, 1997 to approximately $1,207,000 for the three months ended March 31, 1998. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased from approximately $138,000 for the three months ended March 31, 1997 to approximately $88,000 for the three months ended March 31, 1998 due principally to reduced emphasis on consulting.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 40% and 37% for the three months ended March 31, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $540,000 for the three months ended March 31, 1997 to approximately $478,000 for the three months ended March 31, 1998 as a result of decreased sales of the Company's network security products. Cost of product revenues as a percentage of product revenues was approximately 43% and 40% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage decreases were primarily attributable to a higher proportion of software licenses as compared to turnkey hardware sales.

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

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $1,455,000 for the three months ended March 31, 1997 to approximately $1,481,000 for the three months ended March 31, 1998. Sales and marketing expenses as a percentage of total revenues were approximately 104% and 114% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increases in 1998 was principally due to higher levels of sales and marketing efforts. Sales and marketing expenses are expected to remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's increased sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $770,000 for the three months ended March 31, 1997 to approximately $1,198,000 for the three months ended March 31, 1998. The quarter ended March 31, 1998 included a noncash charge of $388,000 attributable to an anti-dilution adjustment to the terms of the JMI Warrants, which was triggered by the conversion of Series A Stock. As a result of additional conversion of shares of Series A Stock in the second quarter of 1998 to date, and the related anti-dilution adjustment to the terms of the JMI Warrants, there will be an additional noncash charge to income of approximately $6,000 in the second quarter. See Note 4 to the Notes to the Condensed Financial Statements.

General and administrative expenses as a percentage of total revenues were approximately 55% and 92% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increases in 1998 were principally due to the noncash charge as well as additional travel expense and increased professional fees. The Company anticipates that general and administrative expenses, exclusive of noncash charges, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item
1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $613,000 for the three months ended March 31, 1997 to approximately $940,000 for the three months ended March 31, 1998. Research and development expenses as a percentage of total revenues were approximately 44%
and 73% for the three months ended March 31, 1997 and 1998, respectively. The dollar and percentage increases were primarily due to increases in the number of personnel associated with the Company's product development efforts and the purchase of software licenses. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $116,000 for the three months ended March 31, 1997 to approximately $68,000 for the three months ended March 31, 1998. The decrease was attributable to reduced levels of cash and cash equivalents. Interest expense represents interest paid or payable on promissory notes and capitalized lease obligations. Interest expense increased from approximately $1,000 for the three months ended March 31, 1997 to approximately $13,000 for the three months ended March 31, 1998. The increase was due to capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 1997 and 1998, respectively.

Dividend on Preferred Stock -- The Company provided approximately $49,000 for a dividend on the Series A Stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,581,000 and $1,592,000 for the three months ended March 31, 1997 and 1998, respectively. Cash used in operating activities for the three months ended March 31, 1998 resulted principally from net losses and increases in accounts receivable, partially offset by an increase in accounts payable, the noncash charge related to the issuance of warrants and depreciation.

Capital expenditures for property and equipment were approximately $141,000 and $47,000 for the three months ended March 31, 1997 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The Company expects to purchase additional computer equipment, office furniture and leasehold improvements in 1998. During the three months ended March 31, 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc.

The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to finance the Company's operations at least through March 31, 1999.

As of March 31, 1998, the Company had an accumulated deficit of approximately $23,089,000. The Company currently expects to incur net losses over the next several quarters.

Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying the capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

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

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this quarterly report on Form 10-Q for the quarter period ended March 31, 1998

Exhibit 27 - Revised financial data schedule for the three months ended March 31, 1998.

(b)   Reports on Form 8-K

 None

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    V-ONE CORPORATION

                                    Registrant



Date:       April 23, 1999          By:    /s/ Charles B. Griffis
                                           -------------------------------------

                                    Name:  Charles B. Griffis

                                    Title: Senior Vice President, Chief
                                           Financial Officer and Treasurer (Duly
                                           authorized officer and Principal
                                           Financial Officer)