Form 10-Q/A
period 1998-06-30
V ONE CORP/ DE
filed 1999-04-23
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark One)
[ X ]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                           THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE QUARTER ENDED: JUNE 30, 1998
                                       OR
[   ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                        OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
              -----------------------------------------------------
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

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                          PAGE NO.

PART I.        FINANCIAL INFORMATION                         3

Item 1.        Financial Statements                          3

               Condensed Balance Sheets as of June           3
               30, 1998 (unaudited) and December 31,
               1997

               Condensed Statements of Operations            4
               for the Three and Six Months Ended
               June 30, 1998 (unaudited) and 1997
               (unaudited)

               Condensed Statements of Cash Flows            5
               for the Six Months Ended June 30,
               1998 (unaudited) and 1997(unaudited)

               Notes to the Condensed Financial              6
               Statements (unaudited)

Item 2         Management's Discussion and Analysis          8
               of Financial Condition and Results of
               Operations

Item 3         Quantitative and Qualitative                  11
               Disclosures About
               Market Risk

PART II.       OTHER INFORMATION                             12

               Signatures                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS
                                                                                June 30,           December 31,
                                                                                  1998                 1997
                                                                              (unaudited -
                                                                              as adjusted,         (as adjusted,
                                                                                 Note 6)              Note 6)
                                                                           ------------------  --------------------
ASSETS

Current assets:
         Cash and cash equivalents                                       $       2,639,439   $         6,203,525
         Accounts receivable, net                                                  772,316               794,395
         Inventory, net                                                             74,740               583,894
         Prepaid expenses and other current assets                                 189,572               328,261
                                                                         -----------------   -------------------
                  Total current assets                                           3,676,067             7,910,075

Property and equipment, net                                                        955,956             1,001,581
Licensing fee, net                                                                 396,906               538,434
Other assets                                                                       978,458               863,186
                                                                         -----------------   -------------------
                  Total assets                                           $       6,007,387   $        10,313,276
                                                                         =================   ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
         Accounts payable and accrued expenses                           $       1,838,145   $         1,151,589
         Deferred income                                                           902,002               812,647
         Notes payable - current                                                    11,111                16,667
         Capital lease obligations - current                                        63,487                17,126
                                                                         -----------------   -------------------
                  Total current liabilities                                      2,814,745             1,998,029

Notes payable - noncurrent                                                           2,481                 5,555
Deferred rent                                                                            -                36,879
Capital lease obligations - noncurrent                                             221,204               295,306
                                                                         -----------------   -------------------
                  Total liabilities                                              3,038,430             2,335,769
                                                                         -----------------   -------------------
Commitments and contingencies

Series A  convertible   preferred  stock,  $0.001  par  value;
       13,333,333  shares  authorized;  4,000  shares  issued;
       2,462 and 4,000 shares  outstanding as of June 30, 1998
       and  December  31,  1997,   respectively   (liquidation
       preference of $2,472,258)                                                 2,188,884             3,766,297

                                                                         -----------------   -------------------
Shareholders' equity:

Common stock, $0.001 par value;  33,333,333 shares authorized;
       13,882,046 and 13,070,235 shares issued and outstanding
       as of June 30, 1998 and December 31, 1997, respectively                      13,882                13,070

Additional paid-in capital                                                      26,576,333            24,649,538
Notes receivable from sales of common stock                                        (50,726)             (166,011)
Accumulated deficit                                                            (25,759,416)          (20,285,387)
                                                                         -----------------   -------------------
                  Total shareholders' equity                                       780,073             4,211,210
                                                                         -----------------   -------------------
                  Total liabilities and shareholders' equity             $       6,007,387   $        10,313,276
                                                                         =================   ===================

   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three months       Three months      Six months         Six months
                                                       ended             ended             ended              ended
                                                   June 30, 1998     June 30, 1997     June 30, 1998      June 30, 1997
                                                   (as adjusted,     (as adjusted,     (as adjusted,      (as adjusted,
                                                      Note 6)           Note 6)           Note 6)            Note 6)
                                                  ----------------   ---------------  ----------------   ----------------

             Revenues:
                   Products                       $     1,033,907    $     1,046,298  $     2,241,380    $      2,305,619
                   Consulting and services                209,108            120,733          297,345             258,568
                                                  ---------------    ---------------  ---------------    ----------------
                            Total revenues              1,243,015          1,167,031        2,538,725           2,564,187
                                                  ---------------    ---------------  ---------------    ----------------

             Cost of revenues:
                   Products                               493,938            307,899          971,695             847,859
                   Consulting and services                 15,210             10,943           23,060              32,287
                                                  ---------------    ---------------  ---------------    ----------------
                      Total cost of revenues              509,148            318,842          994,755             880,146
                                                  ---------------    ---------------  ---------------    ----------------

             Gross profit                                 733,867            848,189        1,543,970           1,684,041
                                                  ---------------    ---------------  ---------------    ----------------

             Operating expenses:
             Sales and marketing                        1,616,055          2,282,447        3,097,238           3,737,838
             General and administrative                   824,888          1,077,447        2,022,900           1,847,913
             Research and development                     942,001            840,625        1,882,282           1,453,948
                                                  ---------------    ---------------  ---------------    ----------------
                      Total operating expenses          3,382,944          4,200,519        7,002,420           7,039,699

             Operating loss                            (2,649,077)        (3,352,330)      (5,458,450)         (5,355,658)
                                                  ---------------    ---------------  ---------------    ----------------

             Other (expense) income:
             Interest expense                             (30,686)           ( 3,714)         (43,465)             (4,506)
             Interest income                               40,436            101,599          107,990             217,641
                                                  ---------------    ---------------  ---------------    ----------------
                            Total other income              9,750             97,885           64,525             213,135
                                                  ---------------    ---------------  ---------------    ----------------
             Net loss                                  (2,639,327)        (3,254,445)      (5,393,925)         (5,142,523)

             Dividend on preferred stock                   30,775                  -           80,104                  -
                                                  ---------------    ---------------  ---------------    ----------------


             Loss attributable to holder
                   of common stock                $    (2,670,102)   $    (3,254,445) $    (5,474,029)   $     (5,142,523)
                                                  ===============    ===============  ===============    ================

             Basic and diluted loss per share
             attributable to holder of
                   common stock                   $         (0.20)   $         (0.25) $         (0.41)   $          (0.40)
                                                  ===============    ===============  ===============    ================

             Weighted average number of
                   common shares outstanding           13,674,308         12,796,615       13,382,382          12,730,540
                                                  ===============    ===============  ===============    ================

   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                  Six months       Six months
                                                                    ended            ended
                                                                June 30, 1998     June 30, 1997
                                                                (as adjusted,     (as adjusted,
                                                                   Note 6)           Note 6)
                                                                ---------------  ---------------

         Cash flows from operating activities:
         Net loss                                               $  (5,393,925)   $   (5,142,523)
         Adjustments to reconcile net loss to net cash
              used in operating activities:
         Depreciation and amortization                                 308,107          268,968
         Noncash charge related to issuance of warrants                394,000                -

         Changes in assets and liabilities:
               Accounts receivable, net                                 22,079          581,806
               Inventory, net                                          509,154           28,077
               Prepaid expenses and other                               23,417         (437,601)
               Deferred income                                          89,355           54,986
               Deferred rent                                           (36,879)          (4,516)
               Accounts payable, accrued expenses and deferrals        680,556         (117,770)
                                                                --------------   --------------

                     Net cash used in operating activities          (3,404,136)      (4,768,573)
                                                                --------------   --------------

         Cash flows from investing activities:
               Purchase of property and equipment                     (120,954)        (242,625)
               Investment in affiliate                                       -         (250,000)
               Collection of note receivable                                 -           92,020
                                                                --------------   --------------
                     Net cash used in investing activities            (120,954)        (400,605)
                                                                --------------   --------------

         Cash flows from financing activities:

               Exercise of options and warrants                        116,892          700,015
               Payment of stock issuance cost                          (39,413)               -
               Payment of preferred stock dividends                    (80,104)               -
               Principal payments on capitalized lease                 (27,741)         (37,364)
         obligations
               Repayment of notes payable                               (8,630)          (8,328)
                                                                --------------   --------------
                      Net cash (used in) provided by                   (38,996)         654,323
                                                                --------------   --------------
                      financing activities
         Net decrease in cash and cash equivalents                  (3,564,086)      (4,514,855)

         Cash and cash equivalents at beginning of period            6,203,525       10,894,375
                                                                --------------   --------------

         Cash and cash equivalents at end of period             $    2,639,439   $    6,379,520
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

3.    Computation of Net Loss Per Common Share

The Company adopted Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE ("SFAS 128") effective December 31, 1997. All prior period net loss per share amounts have been restated to comply with the provisions of SFAS 128. Basic earnings (or loss) per share is computed by dividing net income (or loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income (or loss) by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the periods presented; therefore, basic and diluted loss per share are the same for all periods presented.

4.    Conversion of Series A Convertible Preferred Stock

As of June 30, 1998, holders of Series A Convertible Preferred Stock ("Series A Stock") had elected to convert a total of 1,538 shares into 720,670 shares of Common Stock at conversion prices ranging from $2.1038 to $2.2950 per share, and received warrants to purchase 144,135 shares of Common Stock at an exercise price of $4.77 per share. These conversions triggered a change in the detachable warrants issued to JMI Equity Fund II, L.P. ("JMI"), originally exercisable at $4.50 per share ("JMI Warrants"). As a result of the antidilution provision contained in the JMI Warrants, such warrants became exercisable for 570,395 shares of Common Stock at an exercise price of $2.1038. This change in the terms of the JMI Warrants resulted in a noncash charge to income of approximately $394,000 in the first six months of 1998.

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

6.    Restatement of Financial Statements

The Company has revised its revenue recognition accounting from recognizing revenue upon the initial shipment of software to the distributor to recognizing revenue when the software is deployed to an end-user customer. In addition, certain costs originally classified as restructuring costs have been reclassified as sales and marketing, general and administrative and research and development expenses in the period in which the costs were incurred. The effect of the restatement as of and for the three and six months ended June 30, 1997 and 1998 and as of December 31, 1997 is as follows:

                                                       Increase (Decrease)                Increase (Decrease)
                                                   three months ended June 30,         six months ended June 30,
                                                   ---------------------------         -------------------------
                                                      1997             1998              1997              1998
                                                      ----             ----              ----              ----
Effect on:
     Total revenues                                $(967,550)      $(2,161,382)      $(1,984,409)        $(3,368,552)
     Gross profit                                   (967,550)       (2,314,874)       (1,984,409)         (3,584,326)
     Operating expenses                             (862,597)           23,129          (862,597)             23,129
     Loss attributable to holders of common
       stock                                         104,953         2,338,002         1,121,812           3,607,455
     Basic loss per share                               0.01              0.17              0.09                0.27

                                                       Increase (Decrease)          Increase (Decrease)
                                                          as of June 30,          as of December 31, 1997
                                                   ---------------------------    -----------------------
                                                     1997             1998
                                                     ----             ----
     Accounts receivable                          $ (2,728,230)    $(4,977,074)      $ (1,762,584)
     Inventory, net                                       -           (250,788)           215,774
     Accounts payable and
       accrued expenses                               (489,349)           -                  -
     Deferred income                                      -            322,084            400,000
     Accumulated deficit                             2,238,881       5,549,946               -
                                                                                        1,946,810

7.    Subsequent Events

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

Readers are also referred to the documents filed by the Company with the Securities and Exchange Commission, specifically the Company's latest report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUES

Total revenues increased by 6.5% to approximately $1,243,000 for the second quarter of 1998 up from approximately $1,167,000 in the same period of 1997. For the six months ended June 30, 1998, total revenues decreased 1.0% to approximately $2,539,000 from approximately $2,564,000 in the same period of 1997. The quarterly increase was principally attributable to sales of the Company's SmartGate product and higher revenues from services. Product revenues are derived primarily from software licenses and the sale of hardware products. Product revenues were approximately $1,034,000 and $2,241,000 for the quarter and six months ended June 30, 1998, respectively, a decrease of 1.2% and 2.8% over the same periods in 1997, and was principally attributable to decreased sales of SmartWall, partially offset by increased sales of the Company's SmartGate Network Security product. Consulting and services revenues were approxiamtely $209,000 and $297,000 for the quarter and six months ended June 30, 1998, respectively, an increase of 73.2% and 15.0% over the same periods in 1997, and reflect the increase in sales of services complementary to the Company's products, including consulting, maintenance and training.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 27.3% and 41.0% for the three months ended and approximately 34.3% and 39.2% for the six months ended June 30, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues as a percentage of product revenues increased from 29.4% for the second quarter of 1997 to 47.8% in the same period of 1998. Cost of product revenues as a percentage of product revenues increased in the six months ended June 30, 1998 to 43.4% from 36.8% in the same period of 1997. Cost of product revenues was approximately $494,000 for the second quarter of 1998 compared with $308,000 in same period of 1997. Cost of product revenues was approximately $972,000 for the six months ended June 30, 1998 compared with $848,000 for the same period of 1997. The dollar increase and percentage increase for the three month period ended June 30, 1998 were primarily attributable to increased sales combined with a lower proportion of sales from software licenses as compared to turnkey hardware sales. The dollar increase and percentage increase for the six month period ended June 30, 1998 were primarily attributable to a lower proportion of sales from software licenses as compared to turnkey hardware sales.

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

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased by 29.2% to approximately $1,616,000 in the second quarter of 1998, down from approximately $2,282,000 in the same period of 1997. Sales and marketing expenses also decreased in the six month period ending June 30, 1998 to approximately $3,097,000, down from approximately $3,738,000 in the same period of 1997. As a percentage of total revenue, sales and marketing expenses were 130% and 122%, respectively, for the three month and six month periods ended June 30, 1998 compared to 195.6% and 145.8%, respectively, in the comparable periods of 1997. The dollar and percentage decreases in 1998 were principally due to reduced headcount and marketing expenditures. Sales and marketing expenses are expected to remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's continuing sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased by 23.4% to approximately $825,000 in the second quarter of 1998, down from approximately $1,077,000 in the same period of 1997. General and administrative expenses increased in the six month period ending June 30, 1998 to approximately $2,023,000, up from approximately $1,848,000 in the same period of 1997. As a percentage of total revenue, expenses were 66.4% and 79.7% for the three and six month periods ended June 30, 1998 compared to 92.3% and 72.1% in the comparable periods of 1997. The dollar and percentage decreases in the second quarter of 1998 were principally due to the inclusion of approximately $250,000 of legal expenses related to patent, trademark and intellectual property work in the same period of 1997. The dollar increase and the percentage increase for the six months ended June 30, 1998 were primarily due to noncash charges of approximately $394,000 attributable to anti-dilution adjustments to the terms of the warrants held by JMI Equity Fund II, L.P., which were triggered by conversions of Series A Stock during the period (see Note 4 to the Notes to the Condensed Financial Statements). The Company anticipates that general and administrative expenses, exclusive of noncash charges, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 12.1% to approximately $942,000 in the second quarter of 1998, up from approximately $841,000 in the same period of 1997. Research and development also increased in the six month period ending June 30, 1998 to approximately $1,882,000, up from approximately $1,454,000 in the same period of 1997. As a percentage of total revenue, expenses were 75.8% and 74.1% for the three month and six month periods ended June 30, 1998 compared to 72.0% and 56.7% in 1997. The dollar and percentage increases were primarily due to increases in the number of personnel associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Restructuring Changes -- Certain costs originally classified as restructuring costs have been reclassified as sales and marketing, general and administrative and research and development expenses in the period in which the costs were incurred (see Note 6 to the Condensed Financial Statements).

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

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and six month periods ended June 30, 1998 and 1997, respectively.

Dividend on Preferred Stock -- The Company provided approximately $31,000 for a dividend on the Series A Stock for the three month period ended June 30, 1998 and approximately $80,000 for the six month period ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $4,769,000 and $3,404,000 for the six months ended June 30, 1997 and 1998, respectively. Cash used in operating activities for the six months ended June 30, 1998 resulted principally from net losses, partially offset by an increase in accounts payable, a decrease in inventory, the noncash charge related to the issuance of warrants and depreciation.

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

As of June 30, 1998, the Company had an accumulated deficit of approximately $25,759,000. The Company currently expects to incur net losses over the next several quarters.

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

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this quarterly report on Form 10-Q for the six months ended June 30, 1998.

Exhibit 27 - Revised financial data schedule for the six months ended June 30, 1998.

(b)   Reports on Form 8-K

 None

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION

                                    Registrant



Date:       April 23, 1999       By:   /s/ Charles B. Griffis
                                       --------------------------------------

                                 Name:  Charles B. Griffis

                                 Title: Senior Vice President, Chief Financial
                                        Officer and Treasurer (Duly authorized
                                        officer and Principal Financial Officer)