Form 10-Q/A
period 1998-09-30
V ONE CORP/ DE
filed 1999-04-23
CIK 1008946

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

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                        52-1953278
             --------------------------------------------------------
              (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

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

                                      INDEX



                                                          Page No.
                                                          --------

PART I.        FINANCIAL INFORMATION                         3

Item 1.        Financial Statements                          3

               Condensed Balance Sheets as of                3
               September 30, 1998 (unaudited) and
               December 31, 1997 (unaudited)

               Condensed Statements of Operations            4
               for the Three and Nine Months Ended
               September 30, 1998 (unaudited) and
               1997 (unaudited)

               Condensed Statements of Cash Flows            5
               for the Nine Months Ended September
               30, 1998 (unaudited) and 1997
               (unaudited)

               Notes to the Condensed Financial              6
               Statements (unaudited)

Item 2         Management's Discussion and Analysis          9
               of Financial Condition and Results of
               Operations

Item 3         Quantitative and Qualitative                  12
               Disclosures About
               Market Risk


PART II.       OTHER INFORMATION                             13

               Signatures                                    15

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                                  September 30,         December 31,
                                                                                      1998                  1997
                                                                                 (unaudited - as       (as adjusted,
                                                                                 adjusted, Note 6)        Note 6)
                                                                                 -----------------     --------------
  ASSETS
  Current assets:
        Cash and cash equivalents                                               $           529,657   $     6,203,525
        Accounts receivable, net                                                          1,109,348           794,395
        Inventory, net                                                                      609,368           583,894
        Prepaid expenses and other current assets                                           240,593           328,261
                                                                                -------------------   ---------------
              Total current assets                                                        2,488,966         7,910,075

  Property and equipment, net                                                               897,599         1,001,581
  Licensing fee, net                                                                        326,142           538,434
  Other assets                                                                              985,005           863,186
                                                                                -------------------   ---------------
              Total assets                                                      $         4,697,712   $    10,313,276
                                                                                ===================   ===============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
        Accounts payable and accrued expenses                                   $         2,074,498    $    1,151,589
        Deferred income                                                                     843,207           812,647
        Notes payable - current                                                               9,425            16,667
        Capital lease obligations - current                                                  63,950            17,126
                                                                                -------------------    --------------
              Total current liabilities                                                   2,991,080         1,998,029

  Notes payable - noncurrent                                                                      -             5,555
  Deferred rent                                                                                   -            36,879
  Capital lease obligations - noncurrent                                                    204,662           295,306
                                                                                -------------------    --------------
              Total liabilities                                                           3,195,742         3,225,769
                                                                                -------------------    --------------
  Commitments and contingencies
  Series A convertible preferred stock, mandatorily redeemable,
        $0.001 par value; 13,333,333 shares authorized;
        2,462 and 4,000 shares outstanding
        as of September 30, 1998 and December 31, 1997,
        respectively (liquidation preference of $2,472,258)                               2,188,884         3,766,297
                                                                                -------------------    --------------

  Shareholders' equity:
  Common stock, $0.001 par value; 33,333,333 shares authorized;
        13,915,379 and 13,070,235 shares issued and outstanding as
        of September 30, 1998 and December 31, 1997, respectively                            13,915            13,070

  Additional paid-in capital                                                             26,669,890        24,649,538
  Notes receivable from sales of common stock                                               (50,726)         (166,011)
  Accumulated deficit                                                                   (27,319,993)      (20,285,387)
                                                                                -------------------    --------------
              Total shareholders' equity                                                   (686,914)        4,211,210
                                                                                -------------------    --------------
              Total liabilities and shareholders' equity                        $         4,697,712    $   10,313,276
                                                                                ===================    ==============


                 The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                   Three months       Three months      Nine months        Nine months
                                                       ended              ended            ended              ended
                                                   September 30,      September 30,    September 30,      September 30,
                                                       1998               1997             1998                1997
                                                   (as adjusted,       (as adjusted,     (as adjusted,       (as adjusted,
                                                      Note 6)            Note 6)          Note 6)            Note 6)
                                                  --------------     --------------   --------------      -------------


             Revenues:
                Products                          $    1,860,151     $    2,056,693   $    4,101,531      $   4,362,312
                Consulting and services                  139,319            125,015          436,664            383,583
                                                  --------------     --------------   --------------      -------------
                      Total revenues                   1,999,470          2,181,708        4,538,195          4,745,895
                                                  --------------     --------------   --------------      -------------

             Cost of revenues:
                Products                                 285,140            666,231        1,256,835          1,514,090
                Consulting and services                   45,000             27,745           68,060             60,032
                                                  --------------     --------------   --------------      -------------
                      Total cost of revenues             330,140            693,976        1,324,895          1,574,122
                                                  --------------     --------------   --------------      -------------

             Gross profit                              1,669,330          1,487,732        3,213,300          3,171,773
                                                  --------------     --------------   --------------      -------------

             Operating expenses:
                   Sales and marketing                 1,260,937          1,582,389        4,358,175          5,320,227
                   General and administrative            880,468            480,896        2,903,368          2,328,809
                   Research and development            1,050,561            800,452        2,932,843          2,254,400
                                                  --------------     --------------   --------------      -------------
                      Total operating expenses         3,191,966          2,863,737       10,194,386          9,903,436

             Operating loss                           (1,522,636)        (1,376,005)      (6,981,086)        (6,731,663)
                                                  --------------     --------------   --------------      -------------

             Other (expense) income:
             Interest expense                             (8,405)              (742)         (51,870)            (5,248)
             Interest income                              14,940             73,662          122,930            291,303
                                                  --------------     --------------   --------------      -------------
                      Total other income                   6,535             72,920           71,060            286,055
                                                  --------------     --------------   --------------      -------------
             Net loss                                 (1,516,101)        (1,303,085)      (6,910,026)        (6,445,608)

             Deemed dividend on preferred stock           13,701                  -           13,701                  -
             Dividend on preferred stock                  30,775                  -          110,879                  -
                                                  --------------     --------------   --------------      -------------

             Loss attributable to holders
                   of common stock                $   (1,560,577)    $   (1,303,085)  $   (7,034,606)     $  (6,445,608)
                                                  ==============     ==============   ==============      =============

             Basic and diluted loss per share
                   attributable to holders of
                   common stock                   $        (0.11)    $         (0.0)  $        (0.52)     $        (0.0)
                                                  ==============     ==============   ==============      =============

             Weighted average number of
                   common shares outstanding          13,907,408         12,956,924       13,559,314         12,806,831
                                                  ==============     ==============   ==============      =============

                               The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                 Nine months      Nine months
                                                                                    ended            ended
                                                                                September 30,    September 30,
                                                                                    1998             1997
                                                                                (as adjusted,    (as adjusted,
                                                                                   Note 6)          Note 6)
                                                                                --------------   -------------


         Cash flows from operating activities:
         Net loss                                                               $  (6,910,026)   $ (6,445,608)
         Adjustments to reconcile net loss to net cash
               used in operating activities:

               Depreciation and amortization                                          466,446         362,286
               Noncash charge related to issuance of warrants                         394,000               -

         Changes in assets and liabilities:
               Accounts receivable, net                                              (314,953)       (648,806)
               Inventory, net                                                         (25,474)         77,328
               Prepaid expenses and other assets                                      (34,151)       (330,312)
               Deferred income                                                         30,560         148,003
               Deferred rent                                                          (36,879)        (41,396)
               Accounts payable and accrued  expenses                                 922,899        (409,191)
                                                                                -------------    ------------

                     Net cash used in operating activities                         (5,507,578)     (7,287,696)
                                                                                -------------    ------------

         Cash flows from investing activities:
               Purchase of property and equipment                                    (150,172)       (459,430)
               Investment in affiliate                                                      -        (250,000)
               Collection of note receivable                                                -          88,480
                                                                                -------------    ------------
                     Net cash used in investing activities                           (150,172)       (620,950)
                                                                                -------------    ------------

         Cash flows from financing activities:

               Exercise of options and warrants                                       200,791       1,057,688
               Payment of stock issuance costs                                        (49,413)              -
               Dividends paid                                                        (110,879)              -
               Principal payments on capitalized lease obligations                    (43,820)        (62,761)
               Repayment of notes payable                                             (12,797)         (8,333)
                                                                                -------------    ------------
                     Net cash (used in) provided by
                     financing activities                                             (16,118)        986,594
                                                                                -------------    ------------

         Net decrease in cash and cash equivalents                                 (5,673,868)     (6,922,052)

         Cash and cash equivalents at beginning of period                           6,203,525      10,894,375
                                                                                -------------    ------------

         Cash and cash equivalents at end of period                             $     529,657    $  3,972,323
                                                                                =============    ============
                               The accompanying notes are an integral part of these financial statements.

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

Under the Waiver Agreement, the Company also has the right to redeem the Series A Stock held by Advantage at any time until November 20, 1998 at a price of $1,300 per share. If the shares of Series A Stock are so redeemed, all accrued dividends will be waived by Advantage, without any additional payment by the Company. The Company entered into a Placement Agent Agreement on October 9, 1998 with LaSalle St. Securities, Inc. ("LaSalle") to raise the funds needed to redeem the shares of Series A Stock held by Advantage. (See note 7.)

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

The Financial Accounting Standards Board has issued new standards that became effective for reporting periods after December 15, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130) and Statement of Financial Account Standards No. 131, "disclosures about Segments of an Enterprise and Related Information" (SFAS 131). Effective March 31, 1998, the Company adopted SFAS 130 and SFAS 131. The adoption of these standards has no material affect on the Company's financial statements.

In October 1997, the AICPA issued Statement of Position (SOP) 97-2, "Software Revenue Recognition", which superseded SOP 91-1 effective January 1, 1998. Effective January 1, 1998, the Company adopted SOP 97-2. The adoption of this statement has no material affect on the Company's financial statements.

6.   Restatement of Financial Statements

The Company has revised its revenue recognition accounting from recognizing revenue upon the initial shipment of software to the distributor to recognizing revenue when the software is deployed to an end-user customer. In addition, certain costs originally classified as restructuring costs have been reclassified as sales and marketing, general and administrative and research and development expenses in the period in which the costs were incurred. The effect of the restatement as of and for the three months ended September 30, 1997 and 1998 and as of December 31, 1997 is as follows:


                                                    Increase (Decrease)                   Increase (Decrease)
                                              three months ended September 30,      nine months ended September 30,
                                              --------------------------------      -------------------------------
                                                  1997               1998               1997              1998
                                                  ----               ----               ----              ----
Effect on:
     Total revenue                             $(582,644)         $(398,335)        $(2,567,053)       $(3,766,887)
     Gross profit                               (582,644)          (398,335)         (2,567,053)        (3,982,660)
     Operating expenses                          286,798           (296,131)           (575,799)          (273,002)
     Loss attributable to holders of
       common stock                              869,442            102,204           1,991,254          3,709,659
     Basic loss per share                          0.07              0.01               0.16              0.27

                                                    Increase (Decrease)              Increase (Decrease)
                                                    as of September 30,              as of December 31, 1997
                                                    -------------------              -----------------------
                                                   1997             1998
                                                   ----             ----
     Accounts receivable                       $(3,108,324)    $(5,130,442)               $(1,762,584)
     Inventory, net                                 -             (250,788)                   215,774
     Deferred income                                -              270,939                    400,000
     Accumulated deficit                         3,108,324       5,652,149                  1,946,310

7.   Subsequent Event

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased by 8.4% to approximately $1,999,000 for the third quarter of 1998 down from $2,182,000 in the same period of 1997. For the nine months ended September 30, 1998, total revenues decreased 4.4% to $4,538,000 from $4,746,000 in the same period of 1997. The quarterly decrease was due to reduced sales of the Company's bundled turnkey firewall product, SmartWall, while the decrease for the nine month period reflected the reduced sales of SmartWall, partially offset by the continued growth in sales of the Company's software Virtual Private Network ("VPN") product, SmartGate. Product revenues are derived primarily from software licenses and the sale of hardware products. Product revenues were approximately $1,860,000 and $4,102,000 for the quarter and nine months ended September 30, 1998, respectively, a decrease of 9.6% and 6.0% over the same periods in 1997, as lower sales of SmartWall during the quarter and for the nine month period were partially offset by sales growth of SmartGate over the entire period. Consulting and services revenues were approximately $139,000 and $437,000 for the quarter and nine months ended September 30, 1998, respectively, an increase of 11.4% and 13.8% over the same periods in 1997, and reflect the increase in sales of services complementary to the Company's products, including consulting, maintenance and training.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 31.8% and 16.5% for the three months and approximately 33.2% and 29.2% for the nine months ended September 30, 1997 and 1998, respectively. Total cost of revenues is composed of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues as a percentage of product revenues decreased from 32.4% for the third quarter of 1997 to 15.3% in the same period of 1998. Cost of product revenues as a percentage of product revenues also decreased in the nine months ended September 30, 1998 to 30.6% from 34.7% in the same period of 1997. Cost of product revenues was approximately $285,000 for the third quarter of 1998 compared with $666,000 in same period of 1997. Cost of product revenues was approximately $1,257,000 for the nine months ended September 30, 1998 compared with $1,514,000 for the same period of 1997. The dollar and percentage decreases for the three month period ended September 30, 1998 were primarily attributable to decreased sales combined with a higher proportion of sales from software licenses as compared to turnkey hardware sales. The dollar and percentage decrease for the nine month period ended September 30, 1998 were primarily attributable to an increase in the proportion of sales from software licenses as compared to turnkey hardware sales.

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

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased by 20.3% to approximately $1,261,000 in the third quarter of 1998, down from approximately $1,582,000 in the same period of 1997. Sales and marketing expenses decreased in the nine month period ended September 30, 1998 to approximately $4,358,000, down from approximately $5,320,000 in the same period of 1997. As a percentage of total revenue, sales and marketing expenses were 63.1% and 96.0%, respectively, for the three month and nine month periods ended September 30, 1998 compared to 72.5% and 112.1%, respectively, in the comparable periods of 1997. The percentage and dollar decreases in the three months ended September 30, 1998 and the dollar and percentage decreases in the nine month period were principally due to reduced headcount and marketing expenditures. Sales and marketing expenses are expected to remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's continuing sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased by 83.1% to approximately $880,000 in the third quarter of 1998, up from approximately $481,000 in the same period of 1997. General and administrative expenses increased in the nine month period ended September 30, 1998 to approximately $2,903,000, up from approximately $2,329,000 in the same period of 1997. As a percentage of revenue, general and administrative expenses were 44.0% and 64.0% for the three and nine month periods ended September 30, 1998 compared to 22.0% and 49.1% in the comparable periods of 1997. The dollar and percentage increases in the third quarter of 1998 were principally due to additions to senior management this year. The dollar and percentage increases for the nine months ended September 30, 1998 were primarily due to noncash charges of approximately $394,000 attributable to anti-dilution adjustments to the terms of the warrants held by JMI Equity Fund II, L.P., which were triggered by conversions of Series A Stock during the period. A noncash charge of approximately $29,000 will be incurred upon successful completion of the private placement because of a further anti-dilution adjustment to the exercise price of these warrants to $2.00 per share. See Note 4 to the Notes to the Condensed Financial Statements. The Company anticipates that general and administrative expenses, exclusive of noncash charges will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item
1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development increased by 31.2% to approximately $1,051,000 in the third quarter of 1998, up from approximately $800,000 in the same period of 1997. Research and development also increased in the nine month period ended September 30, 1998 to approximately $2,933,000, up by 30.1% from approximately $2,254,000 in the same period of 1997. As a percentage of total revenue, expenses were 52.5% and 64.6% for the three month and nine month periods ended September 30, 1998 compared to 36.7% and 47.5% in 1997. The dollar and percentage increases were primarily due to increases in the number of personnel associated with the Company's product development efforts and inclusive of costs previously shown in restructuring costs. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Restructuring Changes -- Certain costs originally classified as restructuring costs have been reclassified as sales and marketing, general and administrative and research and development expenses in the period in which the costs were incurred (see Note 6 to the Condensed Financial Statements).

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $74,000 and $291,000 for the three and nine month periods ended September 30, 1997, respectively, to approximately $15,000 and $123,000 for the three and nine month periods ended September 30, 1998, respectively. The decreases were attributable to reduced levels of cash and cash equivalents. Interest expense represents interest paid or payable on promissory notes and capitalized lease obligations. Interest expense paid and increased from approximately $1,000 and $5,000 for the three and nine month periods ended September 30, 1997, respectively, to approximately $8,000 and $52,000 for the three and nine month periods ended
September 30, 1998, respectively. The increases were due to capitalized lease obligations.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and nine month periods ended September 30, 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $7,288,000 and $5,508,000 for the nine months ended September 30, 1997 and 1998, respectively. Cash used in operating activities for the nine months ended September 30, 1998 resulted principally from net losses and increases in accounts receivable, partially offset by an increase in accounts payable, the noncash charge related to the issuance of warrants and depreciation.

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

As  of  September  30,  1998,  the  Company  had  an   accumulated   deficit  of
approximately $27,320,000. The Company currently expects to incur net losses in the next quarter.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 1998.

                                  Exhibit Index


Exhibit                                     Description
-------                                     -----------

10.1   Inconvertibility Notice, dated September 21, 1998. (1)
10.2 Waiver Agreement, dated September 22, 1998, between the Company and Advantage. (1)
10.3 Amendment No. 1 dated September 22, 1998 to the Registration Rights Agreement between the Company and Advantage. (1)
10.4 Warrant Granted to Advantage to Purchase 100,000 shares of the Company's Common Stock. (1)
10.5 Warrant Granted to Advantage to Purchase 389,441 shares of the Company's Common Stock. (1)
10.6   Waiver   Letter,  dated  November  5,  1998,  between   the  Company  and
       Advantage. (2)
10.7 Placement Agent Agreement, dated October 9, 1998, between the Company and LaSalle.(2)
10.8 Amendment No. 1 to Placement Agent Agreement, dated November 9, 1998, between the Company and LaSalle.(2)
10.9 Escrow Agreement, dated October 9, 1998, among the Company, LaSalle and LaSalle National Bank.
10.10 Amendment No. 1 to Escrow Agreement, dated November 9, 1998, among the Company, LaSalle and LaSalle National Bank.(2)
10.11  Form of Subscription Documents.(2)
10.12  Form of Addendum #1 to Subscription Documents.(2)
10.13  Form of Addendum #2 to Subscription Documents.(2)
10.14  Form  of  Warrant to  Purchase  50,000 shares  of the  Company's   Common
       Stock.(2)
10.15 Form of Warrant Granted to A. L. Giannopoulos to Purchase 10,000 shares of the Company's Common Stock.(2)
10.16 Form of Warrant Granted to William E. Odom to Purchase 10,000 shares of the Company's Common Stock.(2)

27     Revised financial  data schedule  for the nine months ended September 30,
       1998.
--------------------
(1) Incorporated by reference to the Company's filing on Form 8-K dated September 22, 1998.
(2)    Filed previously.

(b)    Reports on Form 8-K

Form 8-K dated September 22, 1998 reporting under Item 5.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   V-ONE CORPORATION

                                   Registrant



Date:     April 23, 1999      By:  /s/ Charles B. Griffis
                                   -----------------------------------------

                              Name:    Charles B. Griffis

                              Title: Senior Vice President, Chief Financial Officer and Treasurer (Duly authorized officer and Principal Financial Officer)