Form 10-Q
period 1999-03-31
V ONE CORP/ DE
filed 1999-05-17
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                          THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999
                                       OR
[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                                      52-1953278
  ------------------------------------------------------------------------
 (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

           20250 CENTURY BLVD., SUITE 300, GERMANTOWN, MARYLAND 20874
           ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (301) 515-5200
              ----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ] .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         CLASS                                     OUTSTANDING AT MAY 13, 1999
         -----                                     ---------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                  16,773,075

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                          PAGE NO.

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                          3

               Condensed Balance Sheets as of March          3
               31, 1999 (unaudited) and December 31,
               1998

               Condensed Statements of Operations            4
               for the Three Months Ended March 31,
               1999 (unaudited) and March 31, 1998
               (unaudited)

               Condensed Statements of Cash Flows            5
               for the Three Months Ended March 31,
               1999 (unaudited) and March 31, 1998
               (unaudited)

               Notes to the Condensed Financial              6
               Statements (unaudited)

Item 2         Management's Discussion and Analysis          8
               of Financial Condition and Results of
               Operations

Item 3         Quantitative and Qualitative                  11
               Disclosures About
               Market Risk

PART II.       OTHER INFORMATION                             12

               Signatures                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                               March 31,           December 31,
                                                                                  1999                 1998
                                                                              (unaudited )
                                                                           -----------------   -------------------
  ASSETS

  Current assets:
           Cash and cash equivalents                                       $       1,241,972   $           635,959
           Accounts receivable, net                                                  549,415               513,221
           Inventory, net                                                            393,493               385,481
           Prepaid expenses and other current assets                                 476,060               276,456
                                                                           -----------------   -------------------
                    Total current assets                                           2,660,940             1,811,117

  Property and equipment, net                                                        823,415               874,553
  Licensing fee, net                                                                 184,614               255,378
  Other assets                                                                       981,910               981,144
                                                                           -----------------   -------------------
                    Total assets                                           $       4,650,879   $         3,922,192
                                                                           =================   ===================

  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
           Accounts payable and accrued expenses                           $       1,958,148   $         2,124,156
           Deferred income                                                           656,674               888,295
           Notes payable - current                                                 3,000,000                 5,259
           Capital lease obligations - current                                        72,590                70,775
                                                                           -----------------   -------------------
                    Total current liabilities                                      5,687,412             3,088,485

  Capital lease obligations - noncurrent                                             180,175               197,982
                                                                           -----------------   -------------------
                    Total liabilities                                              5,867,587             3,286,467
                                                                           -----------------   -------------------

  Commitments and contingencies

  Shareholders' equity (deficit):
  Common   stock, $0.001 par value; 33,333,333 shares authorized;
           16,773,075 and 16,478,046 shares issued and outstanding as
           of March 31, 1999 and December 31, 1998, respectively                      16,773                16,478
  Additional paid-in capital                                                      30,688,254            30,361,685
  Notes receivable from sales of common stock                                        (50,021)              (50,021)
  Accumulated deficit                                                            (31,871,714)          (29,692,417)
                                                                           -----------------   -------------------
                    Total shareholders' equity (deficit)                          (1,216,708)              635,725
                                                                           -----------------   -------------------
                    Total liabilities and shareholders' equity (deficit)   $       4,650,879   $         3,922,192
                                                                           =================   ===================


         The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                          Three months       Three months
                                              ended             ended
                                         March 31, 1999     March 31, 1998
                                           (unaudited)       (unaudited)
                                         --------------    ---------------

    Revenues:
          Products                       $    1,369,249    $     1,207,473
          Consulting and services               327,223             88,237
                                         --------------    ---------------
                   Total revenues             1,696,472          1,295,710
                                         --------------    ---------------

    Cost of revenues:
          Products                              162,456            477,757
          Consulting and services                19,933              7,850
                                         --------------    ---------------
             Total cost of revenues             182,389            485,607
                                         --------------    ---------------

    Gross profit                              1,514,083            810,103
                                         --------------    ---------------

    Operating expenses:
          Sales and marketing                 1,407,697          1,481,183
          General and administrative          1,035,838          1,198,012
          Research and development            1,181,055            940,281
                                         --------------    ---------------
             Total operating expenses         3,624,590          3,619,476
                                         --------------    ---------------

    Operating loss                           (2,110,507)        (2,809,373)
                                         --------------    ---------------

    Other (expense) income:
          Interest expense                      (75,146)           (12,779)
          Interest income                         6,356             67,554
                                         --------------    ---------------
                   Total other income           (68,790)            54,775
                                         --------------    ---------------
    Net loss                                 (2,179,297)        (2,754,598)

    Dividend on preferred stock                       -             49,329
                                         --------------    ---------------

    Loss attributable to holders
          of common stock                $   (2,179,297)   $    (2,803,927)
                                         ==============    ===============

    Basic and diluted loss per share
          attributable to holders of
          common stock                   $        (0.13)   $         (0.21)
                                         ==============    ===============

    Weighted average number of
          common shares outstanding          16,709,123         13,087,211
                                         ==============    ===============




         The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Three months     Three months
                                                                    ended            ended
                                                                March 31, 1999   March 31, 1998
                                                                  (unaudited)     (unaudited)
                                                                --------------   --------------

         Cash flows from operating activities:
         Net loss                                               $   (2,179,297)  $   (2,754,598)
         Adjustments to reconcile net loss to net cash
               used in operating activities:
         Depreciation and amortization                                 152,360          146,510
         Amortization of deferred financing costs                       30,834                -
         Noncash charge related to issuance of warrants                      -          388,000
         Changes in assets and liabilities:
               Accounts receivable                                     (36,194)        (167,896)
               Inventory                                                (8,012)          83,043
               Prepaid expenses and other                               84,797           86,653
               Deferred income                                        (231,621)        (108,032)
               Accounts payable and accrued expenses                  (166,008)         734,635
                                                                --------------   --------------
                     Net cash used in operating activities          (2,353,141)      (1,591,685)
                                                                --------------   --------------

         Cash flows from investing activities:
               Purchase of property and equipment                      (30,458)         (47,464)
                                                                --------------   --------------
                     Net cash used in investing activities             (30,458)         (47,464)
                                                                --------------   --------------

         Cash flows from financing activities:
               Exercise of options and warrants                        195,863           41,742
               Payment of debt financing costs                        (185,000)               -
               Payments of stock issuance costs                              -          (39,413)
               Payment of preferred stock dividends                          -          (49,329)
               Principal payments on capitalized lease
                   obligations                                         (15,992)         (28,615)
               Repayment of note payable                                (5,259)          (2,778)
               Issuance of notes payable                             3,000,000                -
                                                                --------------   --------------
                     Net cash provided by (used in) financing
                       activities                                    2,989,612          (78,393)
                                                                --------------   --------------

         Net increase in cash and cash equivalents                     606,013       (1,717,542)

         Cash and cash equivalents at beginning of period              635,959        6,203,525
                                                                --------------   --------------

         Cash and cash equivalents at end of period             $    1,241,972   $    4,485,983
                                                                ==============   ==============


         The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

The condensed financial statements for the three-months ended March 31, 1999 and March 31, 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1997 and 1998 and for the three years in the period ended December 31, 1998, which are included in the Company's 1998 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

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

4.    Note Payable

On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with a lender. Under the terms of the Loan Agreement, the Company received $3.0 million under a term loan that bears interest at 12.53% per annum. Interest is payable monthly in arrears. The term loan matures on August 31, 1999. On the term loan maturity date, the term loan converts into a revolving loan in an amount not to exceed the lesser of $3.0 million or 80 per cent of the Company's eligible receivables, as defined in the Loan Agreement. The revolving loan bears interest at a rate equal to the lender's base rate plus 2.5% and matures August 31, 2000. The Company incurred loan and placement agent fees of $270,000 related to the Loan Agreement and is required to pay an additional $300,000 fee if the Company is acquired during the term of the initial term loan or the revolving loan, or the loans are terminated. The Loan Agreement contains certain covenants that restrict certain activities of the Company including sales of assets, loans to other persons, liens, dividends, stock redemption; investments in other persons, and creation of partnerships, subsidiaries, joint ventures or management contracts. In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to the lender. If the Company is unable to repay the loan or there is an event of default under the loan, the lender could foreclose on its security interest.

Pursuant to the terms of the Loan Agreement, receipt by the Company of an opinion from its independent auditors that expresses doubt with regard to the ability of the Company to continue as a going concern constitutes an event of default under the Loan Agreement and allows the lender to foreclose on its security interest. The Company received such an opinion from its independent auditors in connection with their audit of the Company's financial statements as of and for the year ended December 31, 1998. Therefore, as of the date of such opinion, there was an event of default under the Loan Agreement; however, the lender subsequently waived this event of default. In consideration for such waiver, the Company (a) granted an affiliate of the lender warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (b) accepted an additional financial covenant that the Company's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. The warrants were valued at $131,000 using an option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of 2.0 years. There can be no assurance that the Company will be able to comply with the loan covenants.


5.    Subsequent Events

At December 31, 1998, the Company's net tangible asset balance of $635,724 and the receipt of a "going concern" opinion from its independent auditors did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company is in review with Nasdaq to evaluate the Company's eligibility for continued listing on the Nasdaq National Market. On May 14, 1999, the Company requested a hearing to present relevant information about the Company's on-going financing initiatives and its ability to generate cash flow from operations. On May 13, 1999, the Company received a term sheet from Scientek Corporation (a Taiwan-based high technology company and a previous investor in the Company) to purchase $5 million of Series B Convertible Preferred Stock. The term sheet is non-binding on the parties, and is subject to execution of definitive documentation. The Company is also in discussions with strategic partners and others to raise an additional $3 to $5 million in equity capital. Although the Company believes it will be successful in maintaining compliance with the Nasdaq National Market requirements, there can be no assurance that it will do so on a timely basis or it will be able to comply with the additional financial covenant in its secured financing described in Note 4 above.

The Company's Senior Vice President and Chief Financial Officer resigned as of April 30, 1999 to assume a position with another firm. The Company appointed an interim Chief Financial Officer on May 12, 1999.

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

Readers are also referred to the documents filed by the Company with the SEC, specifically the Company's latest Annual Report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUE

Total revenues increased from approximately $1,296,000 for the three months ended March 31, 1998 to approximately $1,696,000 for the three months ended March 31, 1999. This increase was principally attributable to increased sales of the Company's network security products and higher maintenance and consulting revenues. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $1,207,000 for the three months ended March 31, 1998 to approximately $1,369,000 for the three months ended March 31, 1999. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $88,000 for the three months ended March 31, 1998 to approximately $327,000 for the three months ended March 31, 1999 due principally to an increased number of maintenance contracts provided to customers.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were approximately 37% and 11% for the three months ended March 31, 1998 and 1999, respectively. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $478,000 for the three months ended March 31, 1998 to approximately $162,000 for the three months ended March 31, 1999. Cost of product revenues as a percentage of product revenues was approximately 40% and 12% for the three months ended March 31, 1998 and 1999, respectively. The dollar and percentage decreases were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware sales, primarily of sales of SmartWall.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $8,000 for the three months ended March 31, 1998 to approximately $20,000 for the three months ended March 31, 1999. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 9% and 6% for the three months ended March 31, 1998 and 1999, respectively. The dollar increase was principally due to the increased number of maintenance contracts provided to customers and the percentage decrease reflects the fact that this amount was spread over a larger revenue base.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,481,000 for the three months ended March 31, 1998 to approximately $1,408,000 for the three months ended March 31, 1999. Sales and marketing expenses as a percentage of total revenues were approximately 114% and 83% for the three months ended March 31, 1998 and 1999, respectively. The percentage decrease in 1999 was principally due to higher revenues. Sales and marketing expenses are expected to remain at current levels but fall as a percentage of total revenues in the near term as a result of the Company's increased sales and marketing efforts. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $1,198,000 for the three months ended March 31, 1998 to approximately $1,036,000 for the three months ended March 31, 1999. The quarter ended March 31, 1998 included a noncash charge of $388,000 attributable to an anti-dilution adjustment to the terms of the warrants issued to JMI Equity Fund II, L.P., which was triggered by the conversion of the Company's Series A Convertible Preferred Stock ("Series A Stock").

General and administrative expenses as a percentage of total revenues were approximately 92% and 61% for the three months ended March 31, 1998 and 1999, respectively. The dollar and percentage decreases in 1999 were principally due to the noncash charge in 1998 partially offset by increased professional fees. The Company anticipates that general and administrative expenses, exclusive of costs associated with financings, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $940,000 for the three months ended March 31, 1998 to approximately $1,181,000 for the three months ended March 31, 1999. Research and development expenses as a percentage of total revenues were approximately 73%
and 70% for the three months ended March 31, 1998 and 1999, respectively. The dollar increase and percentage decrease were primarily due to increases in the number of personnel associated with the Company's product development efforts and the purchase of software licenses, primarily firewalls, spread over higher levels of revenues. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $68,000 for the three months ended March 31, 1998 to approximately $6,000 for the three months ended March 31, 1999. The decrease was attributable to reduced levels of cash and cash equivalents. Interest expense represents interest paid or payable on the Company's secured loan (see Note 4 to the Condensed Financial Statements) and capitalized lease obligations. Interest expense increased from approximately

$13,000 for the three months ended March 31, 1998 to approximately $75,000 for the three months ended March 31, 1999. The increase was due to the Company's secured loan and the amortization of deferred financing costs.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 1998 and 1999, respectively.

Dividend on Preferred Stock -- The Company provided approximately $49,000 for a dividend on the Series A Stock during the first quarter of 1998. All of the Series A Stock was retired in November 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $1,592,000 and $2,353,000 for the three months ended March 31, 1998 and 1999, respectively. Cash used in operating activities for the three months ended March 31, 1999 resulted principally from net losses and a reduction in deferred revenue and accounts payable, partially offset by depreciation and amortization expense. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will not be sufficient to finance the Company's continuing operations.

The Company's financing activities provided cash of approximately $2,990,000 during the three months ended March 31, 1999. The cash was provided primarily by the issuance of a $3.0 million note to a lender. The terms of the term loan are described in Note 4 to the Condensed Financial Statements.

At December 31, 1998, the Company's net tangible asset balance of $635,724 and the receipt of a "going concern" opinion from its independent auditors did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company is in review with Nasdaq to evaluate the Company's eligibility for continued listing on the Nasdaq National Market. On May 14, 1999, the Company requested a hearing to present relevant information about the Company's on-going financing initiatives and its ability to generate cash flow from operations. On May 13, 1999, the Company received a term sheet from Scientek Corporation (a Taiwan-based high technology company and a previous investor in the Company) to purchase $5 million of Series B Convertible Preferred Stock. The term sheet is non-binding on the parties, and is subject to execution of definitive documentation. The Company is also in discussions with strategic partners and others to raise an additional $3 to $5 million in equity capital. Although the Company believes it will be successful in maintaining compliance with the Nasdaq National Market requirements, there can be no assurance that it will do so on a timely basis or it will be able to comply with the additional financial covenant in its secured financing described in Note 4 to the Condensed Financial Statements above.

As of March 31, 1999, the Company had an accumulated deficit of approximately $32,000,000. The Company currently expects to incur net losses through the second quarter of fiscal year 1999. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

YEAR 2000 ISSUE

The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g. 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business transactions.

The Company has completed the identification and assessment of most of its information technology ("IT") systems, and those systems have been modified by the suppliers of those systems to the Company to address Year 2000 problems. In addition to its internal systems, the Company has assessed the level of Year 2000 problems associated with most of its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. The Company has also identified and assessed most of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment. Almost all of these suppliers have indicated that their software and other products are Year 2000 compliant. In addition, most of the Company's non-IT systems appear to be Year 2000 compliant.

The Company's own software products are Year 2000 compliant.

The Company's costs to date for its Year 2000 compliance program, excluding the salaries of its employees, has not been material. In fact, most of the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although the Company has not completed its assessment, it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

The Company cannot determine currently its most likely worst case Year 2000 scenario, as it has not identified and assessed all of its systems, particularly its non-IT systems. As the Company completes its identification and assessment of internal and third party systems, it expects to develop contingency plans for various worst-case scenarios. The Company expects to complete such contingency planning by September 1999. A failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is not materially exposed to fluctuations in currency exchange rates as all of its products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities. However, the Company is exposed to interest rate risk. The Company's term loan has a fixed interest rate and the fair value of this instrument is affected by changes in market interest rates. The Company believes that the market risk arising from holdings of its financial instruments is not material.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

(c)   Warrants Issued to Transamerica

On February 24, 1999, the Company obtained a $3,000,000 term loan from Transamerica Business Credit Corporation ("Transamerica") pursuant to that certain Loan and Security Agreement dated as of February 24, 1999 ("Loan Agreement"). The term loan is due on August 31, 1999. Thereafter, the term loan will convert into a revolving credit facility if the Company is not in default under the Loan Agreement. The maximum amount that can be borrowed by the Company under the revolving credit facility is the lesser of $3,000,000 and 80% of eligible receivables. The revolving credit facility expires on August 31, 2000. In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to Transamerica.

Pursuant to the terms of the Loan Agreement, receipt by the Company of an opinion from its independent auditors that expresses doubt with regard to the ability of the Company to continue as a going concern constitutes an event of default under the Loan Agreement and allows Transamerica to foreclose on its security interest. The Company received such an opinion from its independent auditors in connection with their audit of the Company's financial statements as of and for the year ended December 31, 1998. Therefore, as of the date of such opinion, there was an event of default under the Loan Agreement.

On March 31, 1999, the Company and Transamerica entered into an Amendment Agreement ("Amendment") to the Loan Agreement. Under the terms of the Amendment, Transamerica has waived this event of default. In consideration for such waiver, the Company (a) granted TBCC Funding Trust II, an affiliate of Transamerica, warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $3.25 per share and (b) accepted an additional financial covenant that the Company's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. The warrants were issued on March 31, 1999 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 and have a term of seven years.

The description of the above agreements are qualified in their entirety by reference to the exhibits filed with the Company's Form 8-K dated March 12, 1999 and the Company's Form 8-K dated April 2, 1999.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Charles B. Griffis, Senior Vice President and Chief Financial Officer of the Company, resigned as of April 30, 1999 to assume a position with another firm. Margaret E. Grayson was appointed interim Chief Financial Officer on May 12, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 1999:

Exhibit Index:

EXHIBIT                             DESCRIPTION

10.1 Stock Subscription Warrant dated March 31, 1999 issued to TBCC Funding Trust II.(1)
10.2 Loan and Security Agreement dated February 24, 1999 between the Company and Transamerica. (2)
10.3 Patent and Trademark Security Agreement dated February 24, 1999 between the Company and Transamerica. (2)
10.4 Security Agreement in Copyrighted Works dated February 24, 1999 between the Company and Transamerica. (2)
10.5 Amendment Agreement dated March 31, 1999 to Loan and Security Agreement dated February 24, 1999 between the Company and Transamerica.(1)
27    Financial data schedule for the three months ended March 31, 1999.

--------------------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated April 2, 1999.
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 1999.

(b)   Reports on Form 8-K

Current Report on Form 8-K dated March 12, 1999, reporting under Item 5. Current Report on Form 8-K dated April 2, 1999, reporting under Item 5.

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     V-ONE CORPORATION

                                     Registrant



Date:       May  14, 1999     By:    /s/ David D. Dawson
                                     ---------------------------------


                              Name:  David D. Dawson

                              Title: Chairman of the Board, President, and Chief
                                     Executive Officer
                                     (Duly authorized officer)