Form 10-Q
period 1999-06-30
V ONE CORP/ DE
filed 1999-08-13
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                      52-1953278
              --------------------------------------------
          (STATE OR OTHER JURISDICTION OF   (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)   IDENTIFICATION NO.)

           20250 CENTURY BLVD., SUITE 300, GERMANTOWN, MARYLAND 20874
           ----------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                                 (301) 515-5200
                                 --------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                Yes [X]       No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             CLASS                               OUTSTANDING AT AUGUST 6, 1999
             -----                               -----------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                      16,781,075

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                            Page No.
                                                            --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                              3

             Condensed Balance Sheets as of                    3
             June 30, 1999 (unaudited) and
             December 31, 1998

             Condensed Statements of Operations for            4
             the Three and Six Months Ended June 30, 1999
             (unaudited) and June 30, 1998 (unaudited)

             Condensed Statements of Cash                      5
             Flows for the Six Months Ended
             June 30, 1999 (unaudited) and
             June 30, 1998 (unaudited)

             Notes to the Condensed Financial                  6
             Statements (unaudited)

Item 2       Management's Discussion and                       8
             Analysis of Financial Condition
             and Results of Operations

Item 3       Quantitative and Qualitative                      11
             Disclosures About
             Market Risk


PART II.     OTHER INFORMATION                                 12

Item 1       Legal Proceedings                                 12

Item 2       Changes in Securities and Use
             of Proceeds                                       12

Item 3       Defaults Upon Senior Securities                   13

Item 4       Submission of Matters to a Vote of                13
             Security Holders

Item 5       Other Information                                 13

Item 6       Exhibits and Reports in Form 8-K                  13

             Signatures                                        14

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        1999           1998
                                                    (unaudited)
                                                  -------------  ---------------
ASSETS

Current assets:
      Cash and cash equivalents                     $   607,396     $   635,959
      Accounts receivable, net                          591,216         513,221
      Finished Goods Inventory, net                     275,206         385,481
      Prepaid expenses and other current assets         584,296         276,456
                                                  -------------  --------------
           Total current assets                       2,058,114       1,811,117

Property and equipment, net                             755,194         874,553
Licensing fee, net                                      113,850         255,378
Other assets                                            920,064         981,144
                                                  -------------  --------------
           Total assets                             $ 3,847,222     $ 3,922,192
                                                  =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable and accrued expenses       $   2,310,141     $ 2,124,156
      Deferred income                                   667,330         888,295
      Notes payable - current                         3,000,000           5,259
      Capital lease obligations - current                74,632          70,775
                                                  -------------  --------------
           Total current liabilities                  6,052,103       3,088,485

Capital lease obligations - noncurrent                  160,275         197,982
                                                  -------------  --------------
           Total liabilities                          6,212,378       3,286,467

Commitments and contingencies

Shareholders' equity (deficit):
Common stock, $0.001 par value; 33,333,333 shares
     authorized; 16,773,575 and 16,478,046 shares
     issued and outstanding as  of June 30, 1999
     and December 31, 1998, respectively                 16,773          16,478
Preferred Stock, Series B, $.001 par value;
     13,333,333 authorized; 1,287,554 and zero
     shares issued and outstanding as of June
     30, 1999 and December 31, 1998, respectively.        1,287               -
Additional paid-in capital                           33,734,777      30,361,685
Notes receivable from sales of stock                 (2,053,613)        (50,021)
Accumulated deficit                                 (34,064,380)    (29,692,417)
                                                  -------------  --------------
           Total shareholders' equity  (deficit)     (2,365,156)        635,725
                                                  -------------  --------------
           Total liabilities and shareholders'    $   3,847,222   $   3,922,192
           equity (deficit)                       =============  ==============

   The accompanying notes are an integral part of these financial statements.

                                             V-ONE CORPORATION
                                     CONDENSED STATEMENTS OF OPERATIONS

                               Three months     Three months     Six months      Six months
                                   ended           ended            ended           ended
                               June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                (unaudited)     (unaudited)      (unaudited)     (unaudited)
                              --------------   -------------    -------------   -------------
Revenues:
  Products                      $  719,168      $1,033,907       $2,088,417      $2,241,380
  Consulting and services          287,500         209,108          614,723         297,345
                                ----------      ----------       ----------      ----------
      Total revenues             1,006,668       1,243,015        2,703,140       2,538,725
                                ----------      ----------       ----------      ----------

Cost of revenues:
  Products                         217,710         493,938          380,166         971,695
  Consulting and Services           12,679          15,210           32,612          23,060
                                ----------      ----------       ----------      ----------
Total cost of revenues             230,389         509,148          412,778         994,755
                                ----------      ----------       ----------      ----------

Gross profit                       776,279         733,867        2,290,362       1,543,970
                                ----------      ----------       ----------      ----------

Operating expenses:
  Sales and marketing            1,465,898       1,616,055        2,873,594       3,097,238
  General and administrative       556,962         824,888        1,592,799       2,022,900
  Research and development         754,088         942,001        1,935,142       1,882,282
                                ----------      ----------       ----------      ----------
Total operating expenses         2,776,948       3,382,944        6,401,535       7,002,420
                                ----------      ----------       ----------      ----------

Operating loss                  (2,000,669)     (2,649,077)      (4,111,173)     (5,458,450)
                                ----------      ----------       ----------      ----------

Other (expense) income:
  Interest expense                (225,869)        (30,686)        (301,016)        (43,465)
  Interest income                   33,869          40,436           40,226         107,990
                                ----------      ----------       ----------      ----------
      Total other (expense)
      income                      (192,000)          9,750         (260,790)         64,525
                                ----------      ----------       ----------      ----------
Net loss                        (2,192,669)     (2,639,327)      (4,371,963)     (5,393,925)

Dividend on preferred stock            ---          30,775              ---          80,104
                                ----------      ----------       ----------      ----------

Loss attributable to holders
    of common stock            $(2,192,669)    $(2,670,102)     $(4,371,963)    $(5,474,029)
                                ==========      ==========       ==========      ==========
Basic and diluted loss per
    share attributable to
    holders of common stock    $     (0.13)    $     (0.20)     $     (0.26)    $     (0.41)
                                ==========      ==========       ==========      ==========

Weighted average number of
    common shares outstanding   16,773,553      13,674,308       16,741,757      13,382,382
                                ==========      ==========       ==========      ==========


        The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Six months     Six months
                                                    ended          ended
                                                   June 30,       June 30,
                                                     1999           1998
                                                  (unaudited)   (unaudited)
                                                -------------- -------------
Cash flows from operating activities:
Net loss                                        $   (4,371,963) $ (5,393,925)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation and amortization                          336,449       308,107
Amortization of deferred financing costs               155,424             -
Noncash charge related to issuance of warrants                       394,000
Changes in assets and liabilities:
      Accounts receivable                              (77,995)       22,079
      Inventory                                        110,275       509,154
      Prepaid expenses and other                       152,816        23,417
      Deferred income                                 (220,965)       89,355
      Deferred rent                                          -       (36,879)
      Accounts payable and accrued expenses             35,985       680,556
                                                -------------- -------------
        Net cash used in operating activities       (3,879,974)   (3,404,136)
                                                -------------- -------------

Cash flows from investing activities:
      Purchase of property and equipment               (75,562)     (120,954)
      Collection of note receivable                        678
                                                -------------- -------------
        Net cash used in investing activities          (74,884)     (120,954)
                                                -------------- -------------

Cash flows from financing activities:
      Exercise of options and warrants                 197,174       116,892
      Payment of debt financing costs                 (210,000)            -
      Issuance of preferred stock, net of
        notes receivable                               995,729             -
      Payments of stock issuance costs                 (17,500)      (39,413)
      Payment of preferred stock dividends                   -       (80,104)
      Principal payments on capitalized
        lease obligations                              (33,849)      (27,741)
      Repayment of note payable                         (5,259)       (8,630)
      Issuance of notes payable                      3,000,000             -
                                                --------------  ------------
        Net cash provided by (used in)
        financing activities                         3,926,973       (38,996)
                                               ---------------  ------------

Net increase in cash and cash equivalents              (28,563)   (3,564,086)

Cash and cash equivalents at beginning of period       635,959     6,203,525
                                               ---------------  ------------

Cash and cash equivalents at end of period     $       607,396  $  2,639,439
                                               ===============  ============

  The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 1999 and June 30, 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996, 1997 and 1998 and for the three years then ended, which are included in the Company's 1998 Annual Report on Form 10-K ("Form 10-K").

The preparation of financial statements to be in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and could impact future results of operations and cash flows.

The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.


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


3.   Note Payable

On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Transamerica Business Credit Corporation ("Transamerica"). Under the terms of the Loan Agreement, the Company received $3.0 million under a term loan that bears interest at 12.53% per annum. Interest is payable monthly in arrears. On March 31, 1999, the Company and Transamerica entered into an Amendment Agreement ("First Amendment") to the Loan Agreement. Under the terms of the First Amendment, Transamerica waived the default created when the Company received a "going-concern" opinion from its independent auditors. The Company agreed to (i) grant to TBCC Funding Trust II, an affiliate of Transamerica, warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 and (ii) accept the additional financial covenant that the Company's net worth would be $5 million at June 30, 1999 and September 30, 1999. The original warrants were valued at $131,000 using an option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of two years. On June 30, 1999, the Company and Transamerica entered into a second Amendment Agreement ("Second Amendment"). Under the terms of the Second Amendment, Transamerica has
(i) waived the requirement that the Company's net worth be $5 million on June 30, 1999, (ii) amended the promissory note issued by the Company in connection with the Loan Agreement to extend the maturity date of the term note to February 28, 2000 and removed the requirement that Transamerica convert the term loan to a revolving loan on February 28, 2000, and (iii) deleted the $360,000 acquisition fee. In consideration for the Second Amendment, the Company has agreed to issue seven-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $3.75 per share, (ii) pay a $150,000 fee to

Transamerica on February 28, 2000, (iii) use 30% of any future equity raised by the Company after completion of the current round (approximately $10-12 million) of financing to prepay the term loan, and (iv) repay $100,000 per month in principal of the term loan beginning on September 1, 1999, and (v) pay the balance of the principal and accrued and unpaid interest due on the term loan on February 28, 2000. The additional 50,000 warrants granted in the Second
Amendment were valued at $41,000 using a dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of two years. The Loan Agreement contains certain covenants that restrict certain activities of the Company including sales of assets, loans to other persons, liens, dividends, stock redemption; investments in other persons, and creation of partnerships, subsidiaries, joint ventures or management contracts. In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to the lender. If the Company is unable to repay the loan or there is an event of default under the loan, the lender could foreclose on its security interest.


A condition included in the terms of the 100,000 warrants granted on March 31, 1999 provided that the Company adjust the exercise price to $2.33 per share, down from the original exercise price of $3.25 per share. This decrease in the exercise price, caused by the issuance of the preferred stock at a price below the $3.25 exercise price of the original warrants, resulted in an additional $23,000 of debt financing costs.



4.   Preferred Stock

On June 11, 1999, the Company issued 1,287,554 shares of Series B Convertible Preferred Stock ("Series B Stock") in the aggregate to two Taiwanese investors (the "Purchasers"), in equal amounts, for $2.33 per share, or $3 million in the aggregate. Each share of Series B Stock is convertible into one share of Common stock, $.001 par value per share, of the Company. Under the Subscription Agreement dated as of June 11, 1999 between the Company and the Purchasers, the Company agreed to issue the Series B Stock to the Purchasers in exchange for $1 million in cash and a promissory note in the amount of $2 million. The principal amount of the promissory note is payable in two installments of $1 million each, plus accrued interest, on July 14 and August 13, 1999. For the terms and conditions of the Series B Stock refer to the Company's Form 8-K filed on June 11, 1999.



5.   Subsequent Events

At December 31, 1998, the Company was in receipt of a "going concern" opinion from its independent auditors and the Company did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company is currently in review with Nasdaq to evaluate the Company's eligibility for continued listing on the Nasdaq National Market. The company has completed an equity private placement described in Note 4 and intends to raise additional equity capital which, when combined with the $3 million is expected to add between $10 - $12 million in new equity. As of July 15, 1999 V-ONE has received the first $2 million of that investment, with the balance to be received on August 13, 1999. Although the Company believes it will be successful in maintaining compliance with the Nasdaq National Market requirements, there can be no assurance that it will do so on a timely basis, that it will be able to comply with the additional financial covenants in its secured financing described in Note 4 above and as amended on June 30, 1999, or close on the second private placement.

On July 1, 1999 Margaret Grayson, formerly a financial consultant to the Company, joined V-ONE as Senior Vice President and Chief Financial Officer.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenue and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

Operating results for a given period could be disproportionately affected by any shortfall in expected revenue. In addition, fluctuation in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Readers are also referred to the documents filed by the Company with the SEC, specifically the Company's latest Annual Report on Form 10-K that identifies important risk factors for the Company.


RESULTS OF OPERATIONS

REVENUE

Total revenue decreased 19.0% to approximately $1,007,000 for the three months ended June 30, 1999 from approximately $1,243,000 for the three months ended June 30, 1998. This decrease was principally attributable to lower sales of the Company's network security products, offset in part by higher maintenance and consulting revenue. For the six months ended June 30, 1999, total revenue increased 6.5% to approximately $2,703,000 from $2,539,000 for the same period in 1998. Product revenue is derived principally from software licenses and the sale of hardware products. Product revenue was approximately $719,000 and $2,088,000 for the three and six months ended June 30, 1999, respectively, a decrease of 30.4% and 6.8% from the same periods in 1998. Consulting and services revenue is derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenue increased to approximately $288,000 and $615,000 for the quarter and six months ended June 30, 1999, respectively, representing an increase of 37.5% and 106.7% over the same periods in 1998.


COST OF REVENUE

Total cost of revenue decreased to approximately $230,000 for the second quarter of 1999 from $509,000 for the same quarter last year. Total cost of revenue decreased as a percentage of total revenue to 22.9% for the three months ended June 30, 1999 from 41.0% for the second quarter of 1998. For the six months ended June 30, 1999, total cost of revenue dropped to approximately $509,000 as compared to approximately $995,000 for the same period last year, which represents a decrease in percentage of revenue to 15.3% for 1999 from 39.2% for 1998. Total cost of revenue is comprised of cost of product revenue and cost of consulting and services revenue. The dollar and percentage decreases were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware sales, primarily of sales of SmartWall.

Cost of product revenue consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenue decreased to approximately $218,000 for the three months ended June 30, 1999 from approximately $494,000 for the three months ended June 30, 1998. Cost of product revenue as a percentage of product revenue was approximately 30.3% and 47.8% for the three months ended June 30, 1999 and 1998, respectively. Cost of product revenue decreased to approximately $380,000 for the six months ended June 30, 1999 from $972,000 for the same period last year. Total cost of product revenue as a percentage of total product revenue decreased to 18.2% for the six months of 1999 from 43.3% for the same period last year.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenue decreased slightly to approximately $13,000 for the three months ended June 30, 1999 from approximately $15,000 for the three months ended June 30, 1998. Cost of consulting and services revenue increased slightly to approximately $33,000 for the six months ended June 30, 1999 from approximately $23,000 for the six months ended June 30, 1998. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 4.4% for the second quarter of 1999 and 7.3% for the three months ended June 30, 1998. For the six months ending June 30, 1999, costs of consulting and services revenue was 5.3%, down from 7.7% for the same period last year. The dollar increase for the three and six months of 1999 was principally due to the increased number of maintenance contracts provided to customers and the percentage decrease reflects the fact that this amount was spread over a larger revenue base.


OPERATING EXPENSES

Sales and Marketing - Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $1,466,000 for the three months ended June 30, 1999 from approximately $1,616,000 for the three months ended June 30, 1998. Expenses for the six months of 1999 decreased to $2,874,000 from $3,097,000 for the same period last year. Sales and marketing expenses as a percentage of total revenue were approximately 145.6% for the three months ended June 30, 1999 compared to 130.0% for the second quarter of 1998, while the six months of 1999 dropped to 106.3% from 122.0% for the same period last year. Sales and marketing expenses during the second quarter of 1999 decreased when compared to the second quarter of 1998, but increased as a percentage of revenue.

General and Administrative - General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $557,000 for the three months ended June 30, 1999 from approximately $825,000 for the same period last year. For the six months ended June 30, 1999, general and administrative expenses were down to approximately $1,593,000 when compared to $2,023,000 for the six months ended June 30, 1998. The six months ended June 30, 1998 included a noncash charge of $394,000 attributable to an anti-dilution adjustment to the terms of the warrants issued to JMI Equity Fund II, L.P., which was triggered by the conversion of the Company's Series A Convertible Preferred Stock ("Series A Stock"). General and administrative expenses as a percentage of total revenue were approximately 55.3% and 66.4% for the three months ended June 30, 1999 and 1998, respectively. Similarly, for the six months ended June 30, 1999, General and administrative expenses as a percentage of revenue was 58.9%, down from 79.7% for the six month period last year. The dollar and percentage decreases in 1999 were principally due to the noncash charge in 1998 partially offset by increased professional service fees.

Research and Development - Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased to approximately $754,000 for the current quarter from approximately $942,000 for the same period last year, while the six months expense increased slightly to approximately $1,935,000 for 1999 from $1,882,000 for the six months ended June 30, 1998. Research and development expenses as a percentage of total revenue were approximately 74.9% for the three months ended June 30, 1999 compared to 75.8% for the same period last year. This compares to the six months of 1999 at 71.6% down from 74.1% for the six months ended June 30, 1998. The dollar decrease in the quarter and increase for the six months are in part due to large consulting expenses in the first quarter of

1999. In addition, personnel related expenses decreased in both quarters of this year, a result of new product features being completed. The percentage decreases were primarily due to reductions in spending. The Company is preparing to release several new products and believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate significant resources to research and development, but research and development expenses may vary as a percentage of total revenue. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses - Interest income represents interest earned on cash and cash equivalents. Interest income decreased to approximately $34,000 for the three months ended June 30, 1999 from $40,000 for the same period last year. For the six months ended June 30, 1999 interest income dropped to approximately $40,000 from $108,000 for the same period last year. The decrease was attributable to reduced levels of cash and cash equivalents. Interest expense represents interest paid or payable on the Company's secured loan (see
Note 4 to the Condensed Financial Statements) and capitalized lease obligations. Interest expense increased to approximately $226,000 from approximately $31,000 for the three months ended June 30, 1999 and 1998, respectively, and similarly, interest expense for the six months ending June 30, 1999 was approximately $301,000 compared to $43,000 and for the same period last year. The increase was due to the Company's secured loan and the amortization of deferred financing costs.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and six months ended June 30, 1999 and 1998, respectively.

Dividend on Preferred Stock -- The Company provided approximately $49,000 and $31,000 for a dividend on the Series A Stock during the first and second quarter, respectively, of 1998. All of the Series A Stock was retired in November 1998. The Series B Stock bears no dividend.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,880,000 and $3,404,000 for the six months ended June 30, 1999 and 1998, respectively. Cash used in operating activities for the six months ended June 30, 1999 resulted principally from net losses and a reduction in deferred revenue, partially offset by depreciation and amortization expense, a decrease in inventory and an increase in accounts payable. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will not be sufficient to finance the Company's continuing operations for the second half of the year.

The Company's financing activities provided cash of approximately $3,926,000 during the six months ended June 30, 1999. The cash was provided primarily by the issuance of a $3.0 million note to a lender and issuance of $3,000,000 of preferred stock, reduced by a note receivable of $2,000,000 for the preferred stock. The terms of the term loan are described in Note 4 to the Condensed Financial Statements.

At December 31, 1998, the Company was in receipt of a "going concern" opinion from its independent auditors and the Company did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company is in review with Nasdaq to evaluate the Company's eligibility for continued listing on the Nasdaq National Market. On May 14, 1999, the Company requested a hearing to present relevant information about the Company's on-going financing initiatives and its ability to generate cash flow from operations. On July 9, 1999 the Company made a presentation to the Nasdaq Listings Qualification Panel to present significant developments in V-ONE's capital raising efforts and to address concerns raised in the Staff's Hearing memorandum to the Panel dated June 29, 1999. The Company requested that the Panel use its discretion to allow continued listing for an additional 60 days for the Company to complete its private placement activities to bring itself into compliance with the Nasdaq National Market listing requirements. The company has completed an equity private placement described in Note 4 to the Condensed Financial Statements and intends to raise additional equity capital which, when combined with the $3 million is expected to add between $10 - $12 million in new equity. As of July 15, 1999 V-ONE has received the first $2 million of that investment, with the balance to be received on August 13, 1999. Although the Company believes it will be successful in maintaining compliance with the Nasdaq National Market requirements, there can be no assurance that it will do so on a timely basis, that it will be able to comply with the additional financial covenants in its secured financing described in Note 4 above and as amended on June 30, 1999, or close on the second private placement.

As of June 30, 1999, the Company had an accumulated deficit of approximately $34,064,000. The Company currently expects to incur net losses through the third quarter of fiscal year 1999. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.


YEAR 2000 ISSUE

The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g. 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business transactions.

The Company has completed the identification and assessment of most of its information technology ("IT") systems, and those systems have been modified by the suppliers of those systems to the Company to address Year 2000 problems. In addition to its internal systems, the Company has assessed the level of Year 2000 problems associated with most of its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. The Company also has identified and assessed most of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment. All of these suppliers have indicated that their software and other products are Year 2000 compliant. In addition, most of the Company's non-IT systems appear to be Year 2000 compliant.

The Company's own software products are Year 2000 compliant.

The Company's costs to date for its Year 2000 compliance program, excluding the salaries of its employees, has not been material. In fact, most of the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although the Company has not completed its assessment it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

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

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On February 24, 1999, the Company obtained a $3,000,000 term loan from Transamerica Business Credit Corporation ("Transamerica") pursuant to that certain Loan and Security Agreement dated as of February 24, 1999, as amended ("Loan Agreement"). The term loan is due on February 28, 2000. Thereafter, the term loan may be converted into a revolving credit facility at the option of Transamerica. The maximum amount that can be borrowed by the Company under the revolving credit facility is the lesser of $3,000,000 and 80% of eligible receivables. In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to Transamerica.

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

On March 31, 1999, the Company and Transamerica entered into an Amendment Agreement ("Amendment") to the Loan Agreement. Under the terms of the Amendment, Transamerica has waived this event of default. In consideration for such waiver, the Company (a) granted TBCC Funding Trust II ("TBCC Trust"), an affiliate of Transamerica, warrants to purchase 100,000 shares of common stock of the Company at an exercise price of $3.25 per share and (b) accepted an additional financial covenant that the Company's net worth will be $5,000,000 as of June 30, 1999 and September 30, 1999. The warrants were issued on March 31, 1999 pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933 ("Rule 506") and have a term of seven years. As a result of the issuance of the Series B Stock, as defined below, and pursuant to the anti-dilution provisions of the warrants, the exercise price was adjusted from $3.25 to $2.33 on June 11, 1999.

On June 11, 1999, pursuant to Rule 506 the Company issued 1,287,554 shares of Series B Convertible Preferred Stock ("Series B Stock") in the aggregate to Mr. Hai Hua Cheng and Mr. Wen Dar Wu (together "Purchasers"), in equal amounts, for $2.33 per share or $3 million in the aggregate. Each share of Series B Stock is initially convertible into one share of common stock.

Under the Subscription Agreement dated as of June 11, 1999 between the Company and the Purchasers, the Company agreed to issue the Series B Stock to the Purchasers in exchange for $1 million in cash and a promissory note in the amount of $2 million. The principal amount of the promissory note is payable in two installments of $1 million each, plus accrued interest. The first installment was paid on July 14, 1999 and the second installment is due August 13, 1999.

Each share of Series B Stock is convertible at any time at the option of the holder into shares of common stock, subject to adjustment for dilution. The number of shares of common stock issuable per share of Series B Stock is determined by dividing the initial purchase price of $2.33 per share by the conversion price, which has been initially set at $2.33 per share. The conversion price is subject to adjustment in the event the company pays dividends or makes distributions on, splits or reverse splits its common stock.

On June 30, 1999, the Company and Transamerica entered into a second Amendment Agreement ("Second Amendment"). Under the terms of the Second Amendment, Transamerica has (i) waived the requirement that the Company's net worth be $5 million on June 30, 1999, (ii) amended the promissory note issued by the Company in connection with the Loan Agreement to extend the maturity date of the term note to February 28, 2000 and granted Transamerica the option to convert the term loan to a revolving loan on February 28, 2000, and (iii) deleted the $360,000 acquisition fee. In consideration for the Second Amendment, the Company
(i) issued warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $3.75 per share, (ii) agreed to pay a $150,000 fee to Transamerica on February 28, 2000 and use 30% of any future equity raised by the Company after completion of the current round (approximately $10-12 million) of financing to prepay the term loan, (iv) agreed to amortize $100,000 in principal of the term loan beginning on September 1, 1999, and (v) agreed to pay the balance of the principal and accrued and unpaid interest due on the term loan on February 28, 2000. The warrants were issued on June 30, 1999 pursuant to Rule 506 and have a term of seven years.

The description of the above agreements are qualified in their entirety by reference to the exhibits filed with the Company's Form 8-K dated March 12, 1999 and the Company's Form 8-K dated April 2, 1999.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 13, 1999, the following items were voted on at the Annual Meeting of stockholders:

                                                                                       Broker
       Proposal                                      For      Against    Abstain     Non-Votes
       --------                                      ---      -------    -------     ---------
1.     Proposal One:
       Election of:
       James F. Chen                             14,434,834   114,775      N/A          N/A
       William E. Odom                           14,434,834   114,775      N/A          N/A
       as a director for a term ending 2002.
       The following director terms continued
       following the Annual Meeting: Charles
       C. Chen, David D. Dawson and
       A.L. Giannopoulos


Item 5. Other Information

As of July 1, 1999 Margaret E. Grayson was hired as Chief Financial Officer. Also hired as Controller and Chief Accounting Officer was John F. Nesline as of May 24, 1999.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 1999:

Exhibit Index:

Exhibit                        Description
-------                        -----------

10.1 Employment Agreement dated July 1, 1999 between V-ONE Corporation and Margaret E. Grayson
10.2 Amendment Agreement dated March 31, 1999 to the Loan and Security Agreement dated February 24, 1999 between V-ONE Corporation and Transamerica Business Credit Corporation (1)
10.3 Stock Subscription Warrant dated March 31, 1999 issued to TBCC Funding Trust II (1)
10.4  Certificate of Designations of Series B Convertible Preferred Stock (2)
10.5  Subscription Agreement dated June 11, 1999 between V-ONE Corporation,
      Mr. Hai Hua Cheng and Mr. Wen Dar Wu (2)
10.6  Registration   Rights   Agreement  dated  June  11,  1999  between  V-ONE
      Corporation, Mr. Hai HuaCheng and Mr. Wen Dar Wu (2)
10.7  Non-Negotiable  Promissory  Note dated June 11, 1999 (2)
10.8  Amendment Agreement dated June 30, 1999 to the Loan and Security
      Agreement dated February 24, 1999 between V-ONE Corporation and Transamerica Business Credit Corporation (3)
10.9 Stock Subscription Warrant dated June 30, 1999 issued to TBCC Funding Trust II (3)
27    Financial data schedule for the six months ended June 30, 1999.
------------------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated April 2, 1999
(2) Incorporated by reference to the Company's Current Report on Form 8-K dated June 23, 1999
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated July 2, 1999

                                   Signatures



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        V-ONE CORPORATION

                                        Registrant



Date:     August 13, 1999          By:    /s/ David D. Dawson
                                          ------------------------

                                   Name:  David D. Dawson

                                   Title: Chairman of the Board, President,
                                          and Chief Executive Officer
                                          (Duly authorized officer)