Form 10-Q
period 1999-09-30
V ONE CORP/ DE
filed 1999-11-12
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
 (Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED: SEPTEMBER 30, 1999
                                       OR
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                                 (301) 515-5200
                                  -------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ] .

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          CLASS                              OUTSTANDING AT NOVEMBER 5, 1999
          -----                              -------------------------------

COMMON STOCK, $0.001 PAR VALUE PER SHARE                          17,049,159

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                    Page No.
                                                                    --------
PART I.      FINANCIAL INFORMATION                                    3

Item 1.      Financial Statements                                     3

             Condensed Balance Sheets as of September 30,             3
             1999 (unaudited) and December 31, 1998

             Condensed Statements of Operations for the               4
             Three and Nine Months Ended September 30,
             1999 (unaudited) and 1998 (unaudited)

             Condensed Statements of Cash Flows for the               5
             Nine Months Ended September 30, 1999
             (unaudited) and 1998 (unaudited)

             Notes to the Condensed Financial Statements              6
             (unaudited)

Item 2       Management's Discussion and Analysis of                  8
             Financial Condition and Results of Operations

Item 3       Quantitative and Qualitative Disclosures About           12
             Market Risk

PART II.     OTHER INFORMATION                                        12

Item 1.      Legal Proceedings                                        12

Item 2.      Changes in Securities and Use of                         12
             Proceeds

Item 3.      Defaults Upon Senior Securities                          12

Item 4.      Submission of Matters to a Vote                          12
             of Security Holders

Item 5.      Other Information                                        12

Item 6.      Exhibits and reports on form 8-K                         13

             Signatures                                               14

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     September 30   December 31,
                                                         1999          1998
                                                      (unaudited)
                                                    -------------   ------------
 ASSETS
 Current assets:
       Cash and cash equivalents                    $  8,512,729  $   635,959
       Accounts receivable, net                          574,649      513,221
       Inventory, net                                    209,452      385,481
       Prepaid expenses and other current assets          85,897      276,456
                                                    ------------   ----------
            Total current assets                       9,382,727    1,811,117

 Property and equipment, net                             714,008      874,553
 Licensing fee, net                                       43,086      255,378
 Other assets                                            913,688      981,144
                                                    ------------   ----------
            Total assets                            $ 11,053,509  $ 3,922,192
                                                    ============= ===========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
       Accounts payable and accrued expenses        $  1,649,377  $ 2,124,156
       Deferred income                                   567,986      888,295
       Notes payable - current                         2,900,000        5,259
       Capital lease obligations - current                76,865       70,775
                                                    ------------  -----------
            Total current liabilities                  5,194,228    3,088,485

 Capital lease obligations - noncurrent                  140,132      197,982
                                                    ------------  -----------
            Total liabilities                          5,334,360    3,286,467
                                                    ------------- -----------
 Commitments and contingencies

 Shareholders' equity:
 Common stock, $0.001 par value; 33,333,333
    shares authorized; 17,049,159 and
    16,478,046 shares issued and
    outstanding as of September 30, 1999
    and December 31, 1998, respectively                   17,049       16,478
 Redeemable preferred stock, $0.001 par
    value, 13,333,333 shares authorized.
    Series B preferred stock;  1,287,554 shares
     designated;  1,287,554 and zero shares issued
     and outstanding as of September 30, 1999 and
     December 31, 1998, respectively (liquidation
     preference of $3,000,000).                            1,288            -
    Series C preferred stock; 335,000 shares
     designated; 335,000 and zero shares issued
     and outstanding as of September 30, 1999 and
     December 31, 1998, respectively (liquidation
     preference of $8,795,000).                              335            -
 Additional paid-in capital                           42,502,846   30,361,685
 Notes receivable from sales of common stock            ( 49,343)    ( 50,021)
 Accumulated deficit                                 (36,753,026) (29,692,417)
                                                    ------------  -----------
            Total shareholders' equity                 5,719,149      635,725
                                                    ------------  -----------
            Total liabilities and shareholders'
            equity                                  $ 11,053,509  $ 3,922,192
                                                    ============  ===========

   The accompanying notes are an integral part of these financial statements.

                                               V-ONE CORPORATION

                                      CONDENSED STATEMENTS OF OPERATIONS
                                                  (unaudited)

                                  Three months        Three months        Nine months        Nine months
                                     ended               ended               ended              ended
                                  September 30,       September 30,       September 30,     September 30,
                                     1999                1998                1999              1998
                                   (unaudited)         (unaudited)         (unaudited)       (unaudited)
                                 --------------      ---------------     --------------    --------------
     Revenues:
        Products                     $    638,364      $     1,860,151     $    2,726,781    $    4,101,531
        Consulting and services           294,530              139,319            909,253           436,664
                                       ----------      ---------------     --------------    --------------
         Total revenues                   932,894            1,999,470          3,636,034         4,538,195
                                       ----------      ---------------     --------------    --------------

     Cost of revenues:
       Products                           127,697              285,140            507,863         1,256,835
       Consulting and services             17,682               45,000             50,294            68,060
                                       ----------      ---------------     --------------    --------------
         Total cost of revenues           145,379              330,140            558,157         1,324,895
                                       ----------      ---------------     --------------    --------------

     Gross profit                         787,515            1,669,330          3,077,877         3,213,300
                                       ----------      ---------------     --------------    --------------

     Operating expenses:
       Sales and marketing              1,221,370            1,260,937          4,094,964         4,358,175
       General and administrative         784,930              880,468          2,377,729         2,903,368
       Research and development           841,852            1,050,561          2,776,994         2,932,843
                                       ----------      ---------------     --------------    --------------
        Total operating expenses        2,848,152            3,191,966          9,249,687        10,194,386

     Operating loss                    (2,060,637)          (1,522,636)        (6,171,810)       (6,981,086)
                                       ----------      ---------------     --------------    --------------

     Other (expense) income:
     Interest expense                    (592,600)              (8,405)          (893,616)          (51,870)
     Interest income                       15,186               14,940             55,412           122,930
                                       ----------      ---------------     --------------    --------------
        Total other (expense) income     (577,414)               6,535           (838,204)           71,060
                                       ----------      ---------------     --------------    --------------
     Net loss                          (2,638,051)          (1,516,101)        (7,010,014)       (6,910,026)

     Deemed dividend on preferred
      stock                                     -               13,701                  -            13,701
     Dividend on preferred stock           50,594               30,775             50,594           110,879
                                       ----------      ---------------     --------------    --------------

     Loss attributable to holders
      Of common stock                $ (2,688,645)     $    (1,560,577)    $   (7,060,608)   $   (7,034,606)
                                     ============      ===============     ==============    ==============

     Basic and diluted loss per share
       attributable to holders of
       Common stock                  $      (0.16)     $         (0.11)    $        (0.42)   $        (0.52)
                                     ============      ===============     ==============    ==============

     Weighted average number of
       Common shares outstanding       16,847,796           13,907,408         16,777,492        13,559,314
                                     ============      ===============     ==============    ==============

                  The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                  Nine months      Nine months
                                                     ended            ended
                                                 September 30,    September 30,
                                                     1999             1998
                                                  (unaudited)      (unaudited)
                                                 -------------    ------------


      Cash flows from operating activities:
      Net loss                                   $ (7,010,014)    $ (6,910,026)
      Adjustments to reconcile net loss to net
        cash used in operating activities:
        Depreciation and amortization                 504,775          466,446
        Amortization of deferred financing costs      405,000                -
        Noncash charge related to issuance of
         warrants                                           -          394,000
      Changes in assets and liabilities:
        Accounts receivable, net                      (61,428)        (314,953)
        Inventory, net                                176,029          (25,474)
        Prepaid expenses and other assets             258,014          (34,151)
        Deferred income                              (320,309)          30,560
        Deferred rent                                       -          (36,879)
        Accounts payable and accrued expenses        (474,779)         922,899
                                                 ------------     ------------

          Net cash used in operating activities    (6,522,712)      (5,507,578)
                                                 ------------     ------------
      Cash flows from investing activities:
        Net purchase of property and equipment       (131,938)        (150,172)
        Collection of note receivable                     678                -
                                                 ------------     ------------
          Net cash used in investing activities      (131,260)        (150,172)
                                                 ------------     ------------
      Cash flows from financing activities:
        Exercise of options and warrants            1,037,243          200,791
        Payment of debt financing costs              (210,000)               -
        Issuance of preferred stock, net of
         notes receivable                          11,793,750                -
        Payment of stock issuance costs              (933,232)         (49,413)
        Payment of preferred stock dividends                -         (110,879)
        Principal payments on capitalized lease
         obligations                                  (51,760)         (43,820)
        Repayment of notes payable                     (5,259)         (12,797)
        Issuance of notes payable                   2,900,000
                                                 ------------     ------------
          Net cash provided by (used in)
          financing activities                     14,530,742          (16,118)
                                                 ------------     ------------

      Net increase (decrease) in cash and cash      7,876,770       (5,673,868)
       equivalents

      Cash and cash equivalents at beginning of
       period                                         635,959        6,203,525
                                                 ------------     ------------

      Cash and cash equivalents at end of period $  8,512,729     $    529,657
                                                 ============     ============
   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 1999 and September 30, 1998 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1996, 1997 and 1998 and for the three years then ended, which are included in the Company's 1998 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results expected for the full year ending December 31, 1999.

2.   Computation of Net Loss Per Common Share

Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net loss by the weighted average common and potentially dilutive common equivalent shares outstanding. However, the computation of diluted loss per share was antidilutive in each of the quarters presented; therefore, basic and diluted loss per share are the same.


3.   Note Payable

On September 30, 1999, the Company entered into a Revolving Credit Promissory Note (the "Note") with Citibank,F.S.B., a federal savings bank ("Citibank"). Under the terms of the Note, the Company may be advanced funds up to an amount of $3.0 million under a revolving loan agreement with a maturity date of October 1, 2000 with the ability to renew for additional terms. The Note bears interest at a rate equal to the sum of the interest rate paid on the automatically renewable one-year certificate of deposit plus a margin of two percentage points. Interest is payable monthly in arrears. The initial rate of interest is 6.78%. Advances of $2,900,000 were made at September 30, 1999 which were used to pay off the remaining principal on the Transamerica note payable.


4.   Preferred Stock

On June 11, 1999, the Company issued 1,287,554 shares of Series B Convertible Preferred Stock (the "Series B Stock") in the aggregate to two investors (the "Purchasers"), in equal amounts, for $2.33 per share, or $3 million in the aggregate. Each share of Series B Stock is convertible into one share of Common Stock, $.001 par value per share, of the Company. For the terms and conditions of the Series B Stock refer to the Company's Form 8-K filed on June 23, 1999.

On September 9, 1999, the Company issued 335,000 shares of Series C Preferred Stock (the "Series C Stock") and 3,350,000 non-detachable warrants to purchase shares of the Company's Common Stock (the "Warrants") to certain accredited investors (the "Purchasers") listed in the Series C Preferred Stock and
Non-Detachable Warrants Purchase Agreement dated September 9, 1999 (the "Purchase Agreement"). Each share of Series C Stock was issued with ten Warrants (collectively a "Unit") for a price of $26.25 per Unit. The Warrants are immediately exercisable at a price of $2.625 per share and will remain outstanding until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Warrants have been registered for resale. The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. For the terms and conditions of the Series C Stock refer to the Company's Form 8-K filed on September 15, 1999.

As a result of the issuance of the Series B and the Series C Stock, the exercise price per share of the warrants isssued to Transamerica Funding Trust II on March 31, 1999 and June 30, 1999 to purchase 100,000 shares and 50,000 shares, respectively, of the Company's common stock, has been reduced from $3.25 and $3.75, respectively, to $2.33 and $2.625, respectively.



5.   Other Events

At December 31, 1998, the Company was in receipt of a "going concern" opinion from its independent auditors and the Company did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company has completed two equity private placements described in Note 4 and has raised approximately $11.8 million in additional equity capital which the Company believes is sufficient to sustain operations. In a letter dated August 31, 1999, the Company was advised that a determination had been made by the Nasdaq Listing Qualifications Panel to transfer the listing of the Company's securities to the Nasdaq SmallCap Market effective with the opening of business on September 3, 1999. Additionally, the Company was advised that continued listing on the Nasdaq SmallCap Market was contingent upon making a public filing, on or before September 15, 1999 with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing a minimum of $6,350,000 in net tangible assets. The filing was to contain a July 31, 1999 pro forma balance sheet giving effect to completion of the financing for the Series C Stock. On September 15, 1999, the Company filed a Form 8-K evidencing compliance. On September 22, 1999, the Company received a letter from the Nasdaq Qualifications Panel stating that the Company has complied with the terms of its exception, that the Company will continue to be listed on The Nasdaq SmallCap Market and that the hearing file will be closed.

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

Operating results for a given period could be disproportionately affected by any shortfall in expected revenue. In addition, fluctuation in revenue from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. The Company's performance in recent periods may not be an accurate indication of future results of operations in light of the Company's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, a small variation in the timing of recognition of revenue can cause significant variations in operating results from quarter to quarter.

Readers also are referred to the documents filed by the Company with the SEC, specifically the Company's latest Annual Report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUE

Total revenue decreased 53% to approximately $933,000 for the three months ended September 30, 1999 from approximately $1,999,000 for the three months ended September 30, 1998. This decrease was principally attributable to lower sales of the Company's network security products, offset in part by higher maintenance and consulting revenue. Until the completion of the financing late in the third quarter of 1999 the Company was in a strained financial position. V-ONE lacked resources needed to grow the business, limiting the Company's ability to retain employees and attract new talent. During the second and third quarters of 1999, V-ONE experienced significant turnover in the sales force resulting in a decline in revenue during this period. Additionally, roll out of the 4.0 release of the Company's SmartGate software was delayed, deferring sales of the product expected in the third quarter. At the end of the third quarter the Company successfully filled three key management positions; vice president of sales, vice president of marketing and vice president of engineering and has filled eleven sales positions between June and October 1999. The Company expects that training and product orientation of this new sales and marketing team will result in lower than normal sales through the fourth quarter. The 4.0 release of SmartGate went into beta testing in November and is expected to be released before the end of 1999. Additionally the fourth quarter sales are expected to be lower than normal because of industry wide customer concerns associated with sales and installation of new software prior to the start of Y2K. For the nine months ended September 30, 1999, total revenue decreased 20% to approximately $3,636,000 from $4,538,000 for the same period in 1998. Product revenue is derived principally from software licenses and the sale of V-ONE's stand alone VPN software and bundled VPN software products that include both V-ONE's VPN software and a third party firewall or a bundled turnkey hardware product. Product revenue was approximately $638,000 and $2,727,000 for the three and nine months ended September 30, 1999, respectively, a decrease of 66% and 33%, respectively, from the same periods in 1998. Consulting and services revenue is derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenue increased to approximately $295,000 and $909,000 for the quarter and nine months ended September 30, 1999, respectively, representing an increase of 111% and 108%, respectively, over the same periods in 1998.

COST OF REVENUE

Total cost of revenue decreased to approximately $145,000 for the third quarter of 1999 from $330,000 for the same quarter last year. Total cost of revenue decreased as a percentage of total revenue to 15.6% for the three months ended September 30, 1999 from 16.5% for the third quarter of 1998. For the nine months ended September 30, 1999, total cost of revenue dropped to approximately $558,000 as compared to approximately $1,325,000 for the same period last year, which represents a decrease in percentage of total revenue to 15.4% for 1999 from 29.2% for 1998. Total cost of revenue is comprised of cost of product revenue and cost of consulting and services revenue. The dollar and percentage decreases were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware sales, primarily of sales of SmartWall.

Cost of product revenue consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenue decreased to approximately $128,000 for the three months ended September 30, 1999 from approximately $285,000 for the three months ended September 30, 1998. Cost of product revenue as a percentage of product revenue was approximately 20.0% and 15.3% for the three months ended September 30, 1999 and 1998, respectively. Cost of product revenue decreased to approximately $508,000 for the nine months ended September 30, 1999 from $1,257,000 for the same period last year. Total cost of product revenue as a percentage of total product revenue decreased to 18.6% for the nine months of 1999 from 30.6% for the same period last year.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenue decreased to approximately $18,000 for the three months ended September 30, 1999 from approximately $45,000 for the three months ended September 30, 1998. Cost of consulting and services revenue decreased slightly to approximately $50,000 for the nine months ended September 30, 1999 from approximately $68,000 for the nine months ended September 30, 1998. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 6.0% for the third quarter of 1999 and 32.3% for the three months ended September 30, 1998. For the nine months ending September 30, 1999, costs of consulting and services revenue was 5.5%, down from 15.6% for the same period last year. The dollar decrease for the three and nine months of 1999 was principally due to a higher proportion of software to hardware installations of hardware systems than last year.

OPERATING EXPENSES

Sales and Marketing - Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $1,221,000 for the three months ended September 30, 1999 from approximately $1,261,000 for the three months ended September 30, 1998. Expenses for the nine months of 1999 decreased to $4,095,000 from $4,358,000 for the same period last year. Sales and marketing expenses as a percentage of total revenue were approximately 130.9% for the three months ended September 30, 1999 compared to 63.1% for the third quarter of 1998, while the nine months of 1999 increased to 112.6% from 96.0% for the same period last year. Sales and marketing expenses during the third quarter of 1999 decreased when compared to the third quarter of 1998, but increased as a percentage of lower revenue.

General and Administrative - General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $785,000 for the three months ended September 30, 1999 from approximately $880,000 for the same period last year. For the nine months ended September 30, 1999, general and administrative expenses were down to approximately $2,378,000 when compared to $2,903,000 for the nine months ended September 30, 1998. The nine months ended September 30, 1998 included a noncash charge of $394,000 attributable to an anti-dilution adjustment to the terms of the warrants issued to JMI Equity Fund II, LP, which was triggered by the conversion of the Company's Series A Convertible Preferred Stock ("Series A Stock"). General and administrative expenses as a percentage of total revenue were approximately 84.1% and 44.0% for the three months ended September 30, 1999 and 1998, respectively. Similarly, for the nine months ended September 30, 1999, General and administrative expenses as a percentage of revenue was 65.4%, up slightly from 64.0% for the nine month period last year. The dollar decrease in 1999 was principally due to the noncash charge in 1998 partially offset by increased professional service fees and recruiting expense.

Research and Development - Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased to approximately $842,000 for the current quarter from approximately $1,051,000 for the same period last year, while the nine months expense decreased slightly to approximately $2,777,000 for 1999 from $2,933,000 for the nine months ended September 30, 1998. Research and development expenses as a percentage of total revenue were approximately 90.29% for the three months ended September 30, 1999 compared to 52.5% for the same period last year. This compares to the nine months of 1999 at 76.4% up from 64.6% for the nine months ended September 30, 1998. The expense decrease in the current quarter is in part due to lower consulting expenses compared to the same quarter last year, while the decrease for the nine months this year compared to last year can be attributed to lower salaries and wage related expenses. The percentage increases were primarily due to lower revenues in this year combined with expense control. The Company is preparing to release several new products and believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate significant resources to research and development, but research and development expenses may vary as a percentage of total revenue. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses - Interest income represents interest earned on cash and cash equivalents. Interest income was approximately $15,000 for the three months ended September 30, 1999 and 1998, while the nine months interest income dropped to $55,000 from $122,000 for the same period last year. For the three months ended September 30, 1999 interest expense rose sharply to approximately $593,000 from $8,000 for the same period last year. The large increase was attributable to costs associated with the Company's secured loan (see Note 4 to the Condensed Financial Statements) to Transamerica Business Credit Corporation (TBCC) which were expensed when the loan was paid off. These interest costs were being amortized over the life of the loan, which was expected to be paid at the February 29, 2000 maturity date, and were in addition to the interest expense on the loan. Interest expense increased to approximately $894,000 from approximately $52,000 for the nine months ended September 30, 1999 and 1998, respectively.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and nine months ended September 30, 1999 and 1998, respectively.

Dividend on Preferred Stock -- The Company provided approximately $51,000 for a dividend on the Series C Stock during the third quarter of 1999, which compares to the approximately $31,000 provided for in the same quarter last year for the Series A Stock. All of the Series A Stock was retired in November 1998. The Series B Stock bears no dividend.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $6,523,000 and $5,508,000 for the nine months ended September 30, 1999 and 1998, respectively. Cash used in operating activities for the nine months ended September 30, 1999 resulted principally from net losses, increases in accounts receivable, decreases in accounts payable and deferred income, offset in part by decreases in inventory and prepaid expenses and other assets. Other significant favorable adjustments to reconcile net loss to net cash used in operating activities were depreciation and amortization costs of approximately $505,000 and the amortization of deferred financing costs of $405,000, which results from payoff of the TBCC loan.

Net capital expenditures for property and equipment were approximately $132,000 and $150,000 for the nine months ended September 30, 1999 and 1998, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities provided cash of approximately $14,531,000 for the nine months of this year, mainly from issuance of Series B Preferred Stock of $3,000,000 and Series C Preferred Stock of $8,793,750, these two items partially offset by stock issuance costs of approximately $1,143,000. Other positive cash items of note are the funds generated by exercise of options and warrants of approximately $1,037,000 and the issuance of notes payable to Citibank of $2,900,000 under a revolving credit line which is described in Note 3 to the Condensed Financial Statements.

At December 31, 1998, the Company was in receipt of a "going concern" opinion from its independent auditors and the Company did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company has completed two equity private placements described in Note 4 and has raised approximately $11.8 million in additional equity capital which the Company believes is sufficient to sustain operations. In a letter dated August 31, 1999, the Company was advised that a determination had been made by the Nasdaq Listing Qualifications Panel to transfer the listing of the Company's securities to the Nasdaq SmallCap Market effective with the opening of business on September 3, 1999. Additionally, the Company was advised that continued listing on the Nasdaq SmallCap Market was contingent upon making a public filing, on or before September 15, 1999 with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing a minimum of $6,350,000 in net tangible assets. The filing was to contain a July 31, 1999 pro forma balance sheet giving effect to completion of the financing for the Series C Stock. On September 15, 1999, the Company filed a Form 8-K evidencing compliance. On September 22, 1999, the Company received a letter from the Nasdaq Qualifications Panel stating that the Company has complied with the terms of its exception, that the Company will continue to be listed on The Nasdaq SmallCap Market and that the hearing file will be closed.

As of September 30, 1999, the Company had an accumulated deficit of approximately $36,753,000. The Company currently expects to incur net losses through mid fiscal year 2000. This statement is based on current expectations. The Company believes that the funds raised through September 30, 1999 and cash flow from operations will be adequate to fund on-going operations and to maintain compliance with the listing requirements of the Nasdaq SmallCap Market into the foreseeable future. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.



YEAR 2000 ISSUE

The Year 2000 issue concerns the potential exposures related to the automated generation of business and financial misinformation resulting from the application of computer programs that have been written using six digits (e.g. 12/31/99), rather than eight (e.g., 12/31/1999), to define the applicable year of business transactions.

The Company has completed the identification and assessment of most of its information technology ("IT") systems, and the suppliers of those systems, to the Company, have modified those systems to address Year 2000 problems. In addition to its internal systems, the Company has assessed the level of Year 2000 problems associated with most of its suppliers of software incorporated or bundled with its products, other suppliers, customers and creditors. The Company also has identified and assessed most of its non-IT systems, which include its telephone systems, heating and air-conditioning, elevators, and other business equipment. All of these suppliers have indicated that their software and other products are Year 2000 compliant. In addition, most of the Company's non-IT systems appear to be Year 2000 compliant.

The Company's own software products are Year 2000 compliant.

The Company's costs to date for its Year 2000 compliance program, excluding the salaries of its employees, have not been material. In fact, most of the Company's IT systems have been modified by the suppliers of those systems and such modifications were included as part of normal upgrades of those systems. Although the Company has not completed its assessment it does not currently believe that the future costs associated with its remaining IT systems or its non-IT systems will be material.

 The Company cannot determine currently its most likely worst case Year 2000 scenario, although it has identified and assessed the majority of its systems including its non-IT systems. The Company is completing its identification and assessment of all internal and third party systems, and is developing contingency plans for various worst-case scenarios. The Company expects to complete such contingency planning by November 30, 1999 and does not believe that remaining evaluations will have a material adverse effect on the Company or its operations. However, a failure to address Year 2000 issues successfully could have a material adverse effect on the Company's business, financial condition, results of operations and cash flows.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is not materially exposed to fluctuations in currency exchange rates as all of its products are invoiced in U.S. dollars. However, the Company invests in short-term equity securities rated no less than A1/P1, Federal government agency paper, and U.S. Treasury instruments in accordance with the investment policies approved by the Board of Directors. The Company believes that the market risk associated with these instruments is not material.


Part II. Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

On September 9, 1999, the Company issued, pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, 335,000 shares of Series C Preferred Stock ("Series C Stock") and 3,350,000 non-detachable warrants to purchase shares of the Company's Common Stock ("Warrants") to certain accredited investors (the "Purchasers") listed in the Series C Preferred Stock and Non-Detachable Warrants Purchase Agreement dated September 9, 1999 ("Purchase Agreement"). Each share of Series C Stock was issued with ten Warrants
(collectively a "Unit") for a price of $26.25 per Unit. The Warrants are immediately exercisable at a price of $2.625 per share and will remain outstanding until 90 days after all of the Series C Stock has been redeemed and the shares of the common stock underlying the Warrants have been registered for resale. The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. For the terms and conditions of the Series C Stock refer to the Company's Form 8-K filed on September 9, 1999.

As a result of the issuance of the Series B and the Series C Stock, the exercise price per share of the warrants issued to TBCC Funding Trust II on March 31, 1999 and June 30, 1999 to purchase 100,000 shares and 50,000 shares, respectively, of the Company's common stock, has been reduced from $3.25 and $3.75, respectively, to $2.33 and $2.625, respectively.

The description of the above agreements are qualified in their entirety by reference to the exhibits filed with the Company's Form 8-K dated September 15, 1999.



Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information


On October 7, 1999, V-ONE Corporation filed a Form 8-K, "Changes in Registrant's Certifying Public Accountant" in which it noted that the Company dismissed the accounting firm of PriceWaterhouseCoopers LLP ("PWC") and appointed the accounting firm of Ernst & Young LLP to succeed PWC as its certifying public accountant and to act as its auditors for the fiscal year ended December 31, 1999. The description of the above change information is qualified in its entirety by reference to the Company's Form 8-K dated October 7, 1999 and the exhibits filed therewith.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 1999.

Exhibit Index:

Exhibit             Description
-------             -----------

10.1           Certificate of Designations of Series C Preferred Stock (1)
10.2           Form of Warrant (1)
10.3           Form of Series C Preferred Stock and Non-Detachable Warrants
               Purchase Agreement (1)
27             Financial Data Schedule

-------------------
(1) Incorporated by reference to the Company's Current Report on Form 8-K dated September 15, 1999.

(b)  Reports on Form 8-K

     Current Report on Form 8-K/A dated July 2, 1999 reporting under Item 5. Current Report on Form 8-K dated September 15, 1999 reporting under Item 5. Current Report on Form 8-K dated October 7, 1999 reporting under Item 4.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   V-ONE CORPORATION

                                   Registrant



Date:   November 12, 1999          By:    /s/ Margaret E. Grayson
                                   ------------------------------

                          Name:    Margaret E. Grayson

                          Title: Senior Vice President, Chief Financial Officer and Director

                                   (Duly authorized officer and principal
                                   financial officer)