Form 10-K
period 1999-12-31
V ONE CORP/ DE
filed 2000-03-31
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED: DECEMBER 31, 1999

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM _________ TO __________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                    52-1953278
                   -------------------------------------------
             (STATE OR OTHER JURISDICTION OF      (I.R.S. EMPLOYER
             INCORPORATION OR ORGANIZATION)      IDENTIFICATION NO.)

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

                                (TITLE OF CLASS)
                      TRADED ON THE NASDAQ SMALLCAP MARKET


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ].

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of on March 1, 2000 was approximately $104,900,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 18,243,530 shares of Common Stock outstanding as of March 1, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 2000 annual stockholder's meeting to be held on May 11, 2000.

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

                                     PART I

ITEM 1. BUSINESS

V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using public switched networks, such as the Internet. The Company's suite of products address network user authentication, perimeter security, access control and data integrity through the use of smart cards, tokens, digital certificates, firewalls and encryption technology. The Company's products interoperate seamlessly and can be combined to form a complete, integrated network security solution or can be used as independent components in customized security solutions. The Company's products have been designed with an open and flexible architecture to enhance application functionality and to support emerging network security standards. The products are most commonly used to establish very secure Virtual Private Networks (VPNs). In addition, the Company's products enable organizations to deploy and scale their solutions from small single-site networks to large multi-site environments, and can accommodate both wireline and wireless media.

The Company was incorporated in Maryland in February 1993 and reincorporated in Delaware in February 1996. Effective July 2, 1996, the Company changed its name from "Virtual Open Network Environment Corporation" to "V-ONE Corporation." The Company's principal executive offices are located at 20250 Century Boulevard, Suite 300, Germantown, Maryland 20874. The Company's telephone number is (301) 515-5200.

BACKGROUND

OVERVIEW. Over the last decade, decentralized computing has emerged as a result of the widespread adoption of personal computers, local area networks and wide area networks. This emergence has enabled users to communicate with each other and share data throughout an entire organization. With the recent popularization of the Internet and increased performance capabilities offered by high-speed modems, xDSL and Cable modems, ISDN services and frame relay technology, the volume of data transferred over networks has increased dramatically. Fueling this expansion further, carriers and Internet service providers have dramatically reduced their tariffs for high-speed aggregation services running over T-1 and T-3 lines, which have data transfer rates that approximate local area network performance. In addition, leading hardware and software vendors have adopted and support TCP/IP, the Internet's non-proprietary communications protocol, for computer communications and information exchange.

This open platform, along with the emergence of the Internet, allows increasing numbers of businesses to engage in business to business electronic commerce, such as supply chain management, customer relationship management and other extensions of corporate data resources to employees and business partners. The problem is that TCP/IP networks are unsecured. Utilizing the Company's technology, users can create "virtual" private networks at a fraction of the cost of actual private wide area networks. Organizations recognize the potential cost savings when using public networks, such as the Internet, as an extension of their existing enterprise networks. These users have begun connecting branch offices and remote and mobile users to mission critical applications and corporate resources such as groupware, customer databases and inventory control systems. Also, the Internet can be used as a lower cost alternative to value-added networks as a means to link companies with customers, suppliers and trading partners. This instantiation is known in the industry as extranet architecture.

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

Each of the following elements is critical in creating a complete network security solution to protect an organization's data, network and computer systems:

o  DATA PRIVACY THROUGH ENCRYPTION.  Preventing  unauthorized users from viewing
   private  data  through  the  process  of  "scrambling"   data  before  it  is
   transmitted or placed into electronic storage.

o USER IDENTIFICATION AND AUTHENTICATION. Verifying the user's identity to prevent unauthorized access to computer and network resources.

o AUTHORIZATION. Controlling which systems, data and applications a user can access.

o DATA INTEGRITY. Ensuring that data, whether in storage or transmission, has not been changed or compromised by any unauthorized manipulation.

o NON-REPUDIATION. Verifying that data transmissions have been executed between specific parties so that neither party may legitimately claim that the transaction did not occur.

Over the years, a number of network security products have been developed, including passwords, token-based access devices, firewalls, encryption products, biometrics devices, smart cards and digital certificates. Each of these products was designed with a specific function or objective; however, none were designed to meet all of the needs of enterprise-wide network security. Single function or "point" products that have been developed to address one, or a limited number of network security requirements, include the following:

o PASSWORDS AND TOKENS. Until recently, passwords were the most common method of authentication. Static (non-changing) passwords were developed as the first attempt to address the need for authentication. Static passwords, however, are inadequate as they are susceptible to unauthorized viewing and to attacks using software designed to randomly generate and enter thousands of passwords. As a result, dynamic passwords, including single-use passwords, were created to provide a greater level of authentication. Dynamic password implementations include the use of time-varying and challenge-response passwords. Generally, dynamic passwords require the use of a hand-held, electronic device called a hardware token. Dynamic passwords were subsequently strengthened by incorporating two-factor identification, which provided a higher level of authentication in that two independent components were combined to identify a user (for example, a bank ATM card and a PIN code). However, dynamic passwords and two-factor identification provide only a limited level of security because the sessions they authenticate are still vulnerable to interception.

o FIREWALLS. Firewalls are network access control devices that regulate the passage of information based on a set of administrator-defined rules. Generally, firewalls are based upon one of two technical architectures:

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

o ENCRYPTION. Encryption products provide privacy for transmitted data. Encryption algorithms scramble data so only those users with the appropriate decoding key are able to view transmitted or stored data. Public-key encryption has recently gained additional credibility for managing the keys (codes) used to encrypt and subsequently decrypt user designated data.

o SMART CARDS. Smart cards are similar in size to credit cards, but contain a small, tamper-proof microprocessor chip and are capable of storing data and processing complex encryption algorithms. Smart cards are advanced authentication tokens that are also capable of storing information, such as credit card or bank account numbers, medical records, photographic images or digital certificates.

o DIGITAL CERTIFICATES. A digital certificate serves as an individual's electronic identification card. The certificates are digitally certified by a third party, called a certificate authority, who vouches for the identity of the certificate holder. Digital certificates are being standardized as a means of authenticating on-line users and are perceived to be a key technology for the expansion of secure transactions and electronic commerce.

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

The demand for computer network security is expected to grow significantly as a result of the increased use of the Internet and Intranets. The total market for Virtual Private Network products and services is projected to grow from $2.4 billion in 1999 to $32.2 billion by 2003. The VPN market that V-ONE addresses, for products alone, is anticipated to grow from $303 million in 1999 to $2.3 billion by 2003 according to a report by Infonetics Research, Inc. released in July 1999. This represents a compound annual growth rate of approximately 100% in the market for VPN products such as those offered by V-ONE.

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

The Company's current suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGate, a client/server product that offers identification and authentication, integrity, non-repudiation, authorization and encryption; and SmartWall, an application-level firewall that incorporates SmartGate's functionality. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining smart card emulation technology with the SmartGate server. In addition, SmartGate users can access enterprise networks from remote locations using SmartPass technology incorporated in SmartGate.

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

STRATEGY

The Company's goal is to become the leading provider of comprehensive, open and interoperable network security products that are easy to install, convenient to use, and highly expandable. The Company's strategy to realize its goal contains the following elements:

o PROVIDE AN INTEROPERABLE, SCALABLE AND OPEN SOLUTION. The Company intends to continue to provide network security products that operate on leading platforms and that are interoperable and compatible with other network security products. The flexible and open architecture of the Company's products enable the Company to deliver component technologies for a seamless and interoperable system. In addition, the Company's technology is expandable, application-independent and designed both to integrate with existing technologies as well as to support emerging standards and applications.

o AUGMENT AND INTEGRATE WITH EXISTING SECURITY PRODUCTS. The Company intends to continue to offer products that interoperate with a wide variety of third-party security products, including multiple firewalls and tokens, allowing a customer to augment existing network security systems. The Company believes that its technology protects a customer's existing network security investments because the Company's products are designed to integrate easily with point products currently employed by its customers. The Company believes that this strategy will enable it to gain access to potential customers who have previously made network security investments but whose network security needs are continuing to evolve.

o LEVERAGE KEY REFERENCE ACCOUNTS IN SELECTED VERTICAL MARKETS. The Company has identified strategic vertical markets that require sophisticated network security solutions and has targeted its marketing and direct sales efforts on key participants within these selected vertical markets. By successfully installing its products at key accounts, the Company intends to leverage positive references from its installed customer base to expand its market penetration within those information critical industries. The Company intends to increase its marketing and sales efforts through the use of value-added resellers ("VAR's"), original equipment manufacturers ("OEM's"), and Application Service Providers ("ASP's") to expand its customer base in additional vertical markets. Specific vertical markets focused on include Banking and Finance, Healthcare, and Government.

o DEVELOP AND LEVERAGE STRATEGIC ALLIANCES AND PARTNERING RELATIONSHIPS. The Company has established strategic marketing and distribution alliances to increase the distribution and market acceptance of its network security products including alliances with a variety of major companies among which are Motorola, Sun Microsystems and Microsoft and Sharp. The Company intends to continue to strengthen its existing strategic alliances while forging new relationships with key industry participants.

In addition, the Company is exploring opportunities to develop new products and expand the functionality of its existing products through alliances with key vendors of complementary technologies.

PRODUCTS

The cornerstone of the Company's network security solution is its patented SmartGate client/server security technology. SmartGate enables two-factor authentication, mutual authentication and fine-grained access control for most TCP/IP-based client/server applications. Using SmartGate technology, organizations can employ two-factor authentication and mutual authentication to identify and authenticate a network user while fine-grained access control restricts each user's access to only those services to which the user is entitled.

The Company's network security products are designed to protect an organization's information and networks from unauthorized access while allowing users of the network to conduct business securely over the Internet and Intranets. These products have been designed to interoperate seamlessly and enhance application functionality. The Company designs its products so that they can be combined in different configurations to provide customized solutions for its customers. The following table lists the Company's products including products scheduled for release in the second half of 1999 and first quarter of 2000:



     PRODUCT          CATEGORY                 DESCRIPTION
  --------------- ------------------  -------------------------------

    SmartGate       Client/Server     End-to-end, application level network
                      Security        data security providing two-factor
                                      identification, mutual authentication,
                                      encryption and access control

    SmartWall          Network        An applicant level firewall that
                      Perimeter       protects internal networks while
                      Security        enabling remote access to internal
                                      resources

    SmartGate       Client/Server     Extends SmartGate registration process
    with IPSec        Security        to intranet environments

  SmartGate VPN     Client/Server     A VPN product designed for the Windows
  for Windows CE      Security        CE operating system

  Air SmartGate    Wireless Client/   A system that provides an end-to-end
                   Server Security    security system for 2-way pagers

     Instant        Client/Server     A secure, easily installed e-business
     Extranet         Security        gateway based on Linux operating system
   Server (IXS)


o SMARTGATE is designed to interoperate easily with most TCP/IP-based applications and to allow the end user to securely use existing and future software applications over the Internet and Intranets. SmartGate employs two-factor authentication (two independent components are combined to authenticate a user) and mutual authentication (both the server and client determine that the other party to the transaction is authorized to participate in the transaction) through the use of virtual or physical smart cards or other authentication devices. SmartGate establishes a secured, encrypted link over an unsecured network once both parties to a communication have been identified and authenticated. The authorized user is then granted access only to those services and data for which the user has been approved. SmartGate supports secure remote administration, which can be accessed using a Web browser or telnet.

o SMARTWALL, the Company's firewall product, provides a high level of protection against unauthorized access to a secured network from an unsecured network. SmartWall also allows transparent access from the secured network to services and applications on the unsecured network. SmartWall includes a secured graphical user interface for firewall administration, strong mutual authentication to identify users and complete transparency for authorized traffic. In addition, SmartWall allows multiple sites to be administered from any location using a Web browser or Telnet. SmartWall supports multiple types of existing encryption products, authentication tokens, proxy services and secure transmission channels. SmartGate is bundled into every SmartWall.

o SMARTGATE WITH IPSEC extends the client deployment and management advantages of V-ONE's patented online registration process to intranet environments.
   This enables V-ONE to compete for remote access VPN business (which offers secure connectivity for remote employees and satellite offices) with a solution that is standards-based yet offers unique ease of deployment features.

o SMARTGATE VPN FOR WINDOWS CE is the industry's only VPN that works on the Windows CE operating system from Microsoft. Already over 1 million Windows CE devices, both handheld and palm-sized, have been deployed to meet the exploding demand for mobile PC companion devices. SmartGate VPN's security seamlessly operates whether the Windows CE-based device is connected through wireline or wireless media, transparently protecting sensitive data in any environment.

o AIR SMARTGATE, working in a manner similar to SmartGate, allows for secure, encrypted, authenticated communication between two-way pagers and e-mail through a SmartGate server. Air SmartGate delivers communication privacy to pager-to-pager, email-to-pager and pager-to-email traffic and text messaging by providing two-factor authentication and strong data encryption capabilities. Air SmartGate is a `drop-in' security solution that interoperates seamlessly with advanced two-way messaging networks using Motorola's ReFlex communications technology and is scheduled for deployment by a number of leading providers in early 2000.

o INSTANT EXTRANET SERVER (IXS) offers a secure, 30-minutes-to-install e-business gateway priced competitively as an entry level product for small to mid sized businesses. Based on the Linux operating system, IXS offers e-mail, FTP and Web services integrated with V-ONE security. With IXS, the ability to securely communicate with partners and employees is no longer only for larger companies with significant technical and financial resources. As a low cost, intuitively installed VPN, IXS targets small and mid-sized companies that are not currently served by the available VPN solutions. IXS provides VPN functionality to a large and rapidly growing market segment with a product that can readily be upgraded to V-ONE's full SmartGate product when the need arises.

MARKETING AND BUSINESS DEVELOPMENT

The Company distributes its network security products through a direct sales force and supplemental channel distribution programs that employ value added resellers (VAR), original equipment manufacturers (OEM), Internet Service Providers (ISP) and Application Service Providers (ASP), designed to accelerate the flow of V-ONE products to the end user customers. In addition to selling product directly to customers, V-ONE delivers product to the indirect channel partners on receipt of a purchase-order. Although V-ONE's channel partners may carry competing product lines, the Company is able to gain a preferred position with their sales force using the lead generation program described below. This is successful due, in part, to the support provided by the V-ONE direct sales team and, subsequently, allows the Company to maintain visibility to its customers. The development of these relationships with resellers, as well as with international distributors, enables V-ONE to achieve broad market penetration. An analysis of 1999 revenues shows that approximately 40% were from direct sales efforts and approximately 60% were from indirect (VAR, OEM and strategic partner) sales channels.

DIRECT MARKETING AND SALES EFFORT

V-ONE initially designed a direct sales strategy to introduce the Company's products to potential customers in specific market segments known to be early adopters of security products for electronic data transmission. The Company originally targeted financial services, telecommunications, information services and government agencies for this reason. During 1998 and 1999 the number of users of electronic data transmission started to grow significantly and the awareness of the need for security, and the functionality and features of security products, increased. V-ONE is now targeting other vertical market segments including healthcare and insurance.

V-ONE, through its direct sales force and its channel distribution partners has developed its approach to the market based on the knowledge derived from its existing installed customer base and new requests generated through on-going sales and marketing programs. The Company has selected those vertical market segments in which it has successfully established itself and in which a significant increase in customer demand already is underway.

To effectively market its products to key industry participants, the Company maintains a continuing relationship with its already established customer-base. The Company's direct sales force calls on the purchasing agents within the organizations of its existing customers to generate and close sales. Additionally, the direct sales force is responsible for developing the Company's channel partners by providing technical advice and support with respect to the Company's products as well as generating and providing the channel with prospective customer leads.

INDIRECT MARKETING EFFORT

The Company expanded its visibility in the growing VPN industry by developing an effective channel strategy for the distribution of its products. The Company's business model increases market penetration by growing and developing the number of its channel partners. Initially, channel partners existed only in international markets. Today, however, a domestic channel strategy has been developed and implemented. Implementation of a channel strategy, at the Company's present stage of development and awareness in the industry, allowed V-ONE to grow revenue without a directly proportional increase in sales expense by leveraging the channel sales force when full implementation of the channel strategy is complete approximately 95% of the Company's sales will result from VAR, OEM and strategic partner relationships.

An important element of the Company's sales strategy is the support provided to the indirect sales channels through its internal lead generation program. The Company has initiated programs to target and sign up channel partners both domestically and internationally. Today, V-ONE has established relationships with 58 channel partners throughout the United States and with 21 international distributors serving the United Kingdom, Sweden, Germany, Belgium, Canada, China, Chile, Japan, Singapore, Ivory Coast, South Korea and Australia, Norway, Taiwan, Thailand, Turkey, Hong Kong, Malaysia and France.

V-ONE expects to significantly expand it base of targeted channel partners throughout 2000. These channel partners will be expected to have an existing presence in V-ONE's markets and to have an established customer base in the vertical market segments that are important to V-ONE such as finance, healthcare, sales force automation and government. When the Company's program is fully implemented, specific horizontal resellers, including networking and security integrators, internet service providers, web hosting providers and managed service providers, will become V-ONE channel partners.

The Company plans to further increase market penetration by developing and capitalizing on strategic alliances. The Company develops strategic relationships with partners that incorporate V-ONE technology into their own products. These alliances are intended to increase the distribution and market acceptance of V-ONE's network security products in the strategic partner's markets. In these instances, direct sales and traditional indirect sales efforts are made available to support the sales and distribution efforts of the strategic partner. The Company intends to continue efforts to strengthen its existing relationships while also forging new relationships with key industry participants.

CUSTOMER SERVICE AND SUPPORT

The Company provides one hour of installation and configuration support for each VPN purchase. The Company also offers, for a fee, on-site installation support and basic administrator training with each software product and bundled hardware product sale. Customers are encouraged to purchase software maintenance, which includes product updates/upgrades and telephone support. A one-year hardware warranty comes with each bundled hardware purchase.

The Company offers additional user or administrator training, on-site support, systems integration and system security architecture support as an optional service through its Customer Care staff. Additionally, the Company provides support services for those customers who have entered into an evaluation agreement with the Company.

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

COMPETITION

V-ONE competes in the market for network security products and services. This market is very competitive and the Company expects competition to intensify in the future. Currently, V-ONE offers products that compete in several segments of the network security market, including hardware assisted encryption devices, token authentication, smart card-based security applications and electronic commerce applications. The Company's SmartGate products compete in the VPN segment of the network security market, and also can be used in conjunction with many other security solutions in the broader network security market, including intrusion detection products, virus scanning products, token authentication products, biometric authentication products, digital certificate products and firewalls.

The Company's competitors for Internet and intranet security and access control include Aventail Corporation, AXENT Technologies, Inc., Lucent Technologies, Northern Telecom Limited (NortelNetworks), Check Point Software Technology Ltd., Cisco Systems, Inc., Intel/Shiva, International Business Machines Corporation, Secure Computing Corporation, Sun Microsystems, Inc. and Network Associates, Inc. The Company competes to a lesser degree with token vendors because the Company's SmartGate product supports many vendor tokens. Token vendors include, AXENT Technologies, Inc., Leemah DataCom Security Corporation, National Semiconductor Inc., Racal-Guardata, Inc. and RSA Security, Inc. For smart card-based security applications, the Company principally competes with those token vendors listed above who offer smart card technology.

In the VPN market place, which is the Company's primary market, there are three classes of products:

      1. Products that provide secure remote access to a company's intranet and internal LAN-based information by a company's own employees, telecommuters, or mobile workers. In this market, V-ONE competes with companies such as Check Point.

      2. Products that provide secure communication among business partners and customers that are not on the same intranet or LAN-based system, commonly referred to as extranet products. In the extranet market, V-ONE competes with companies such as Aventail and TimeStep.

      3. Products that provide secure communication for office-to-office and LAN-to-LAN applications. These are referred to as intranet or site-to-site VPN products. In the site-to-site market, V-ONE competes with companies such as VP Net, TimeStep, and Radguard.

The Company faces intense competition in all of its market segments, however, only V-ONE has a complete product offering that reaches all three product classes and, V-ONE is the only VPN provider for wireless pager and Windows CE devices today.

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

BACKLOG

The Company's customers order on an as-needed basis. The Company has typically been able to ship products within 30 days after the customer submits a firm purchase order. The Company does not generally maintain long-term contracts with its customers that require customers to purchase its products. Accordingly, the Company has not maintained and does not anticipate maintaining a backlog with the exception of long term service contracts.

In 1998 and 1999, no customer accounted for more than 10% of product revenues, while in 1997, Government Technology Services, Inc. ("GTSI") accounted for approximately 12% of total revenues. In 1996, product revenues from MCI and the National Security Agency ("NSA") accounted for approximately 14% and 14%, respectively, of total revenues.

SUPPLY SOURCES

Components used in the Company's network security products consist primarily of computer diskettes and computer magnetic tapes and CD's purchased from commercial vendors. Components used in the Company's turnkey SmartWall and SmartGate server products consist primarily of off-the-shelf computers, memory, displays, power supplies and third-party peripherals (such as hard drives and network interface cards).

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

LICENSE AGREEMENTS

RSA Security, Inc. Agreement. The Company's SmartGate and Wallet Technology software incorporate data encryption and authentication technology owned by RSA Security, Inc. ("RSA"). The Company has a perpetual license agreement with RSA, which became effective as of December 30, 1994. On May 23, 1996, RSA exercised an option granted under the agreement to convert its right to receive future royalties into 2% of the Company's outstanding voting securities, after giving effect to the issuance to RSA, until the date of the Company's IPO. Pursuant to a separate agreement between RSA and Massachusetts Institute of Technology ("MIT"), MIT is entitled to receive a portion of any royalties that RSA receives. As a result, the Company issued directly to MIT a portion of the shares of Common Stock to which RSA was entitled under the RSA Agreement. The Company issued 188,705 shares of Common Stock to RSA and MIT immediately prior to consummation of the IPO. RSA was acquired by Security Dynamics in 1996. On July 14, 1999 Security Dynamics changed its name to RSA Security, Inc.

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

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. The Company has received four patents, which expire in 2013, 2014, and 2015 and has pending three patent applications with the United States Patent and Trademark Office that cover certain aspects of its technology. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby.

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

EMPLOYEES

As of January 1, 2000, the Company had 72 full-time employees and 2 consultants. Of these individuals, 30 were in sales and marketing, 3 in business development, 25 were in research and product development, 2 were in wireless product development and 14 in administration. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

V-ONE'S LIMITED OPERATING HISTORY, ACCUMULATED DEFICIT AND FINANCING ACTIVITIES. As of December 31, 1999, V-ONE had an accumulated deficit of approximately $39,645,000. V-ONE currently expects to incur additional net losses over the next several quarters. V-ONE raised additional capital of $2,375,000 in March 2000.

Because of V-ONE's limited operating history, V-ONE may not achieve or sustain profitability or significant revenues in the short run. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable successfully to address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

V-ONE was founded in February 1993 and introduced its first product in December 1994. Accordingly, V-ONE did not generate any significant revenues until 1995 when it commenced sales of its SmartWall firewall product and introduced its SmartGate client/server system. Revenues for 1995, 1996, 1997, 1998 and 1999 were approximately $1,104,000, $5,319,000, $5,973,000, $6,260,000, and
$4,966,000, respectively.

Losses attributable to holders of Common Stock for 1995, 1996, 1997, 1998 and 1999 were approximately $1,122,000, $7,813,000, $10,828,000, $9,407,000 and
$9,952,000, respectively.

V-ONE's results of operations in recent periods may not be an accurate indication of future results of operations in light of V-ONE's short operating history, the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

RISKS RELATING TO AVAILABILITY OF CAPITAL. It is anticipated that V-ONE will continue to expend significant amounts to fund its operations and research and development. V-ONE's cash and cash equivalents may not be sufficient to meet its requirements until it reaches profitability. In order to maintain V-ONE's operations and research and development at necessary levels, V-ONE may need to secure additional financing through the sale of equity securities. If such additional financing is not available to V-ONE, it will attempt to reduce its cash requirements through significant reductions in operating levels. V-ONE may be unable to place equity securities on favorable terms or in an amount required to meet its future cash requirements. In addition, V-ONE may not be successful in reducing operating levels or, if operating levels are reduced, V-ONE may not be able to maintain operations for any extended period of time.

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

V-ONE has entered into employment agreements with David D. Dawson, its Chairman of the Board, President and Chief Executive Officer and Margaret E. Grayson, its Senior Vice President and Chief Financial Officer, that provide for fixed terms of employment. However, V-ONE has not historically provided such types of employment agreements to its other employees. This may adversely impact V-ONE's ability to attract and retain the necessary technical, management and other key personnel.

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

V-ONE has experienced and may experience future growth in the number of its employees and the scope of its operations, resulting in increased responsibilities for management and added pressure on V-ONE's operating and financial systems. As of January 1, 2000, V-ONE had 72 employees, as compared to 77, 83, and 77 employees on January 1, 1999, 1998, and 1997, respectively.

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

RISK OF INADEQUATE PROTECTION FOR V-ONE'S TECHNOLOGIES. V-ONE relies on trademark, copyright, patent and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect the rights of V-ONE and the companies from which V-ONE licenses technology. V-ONE currently holds patents on its Wallet Technology, its SmartGate technology, its Smart Card Technology, and its On-Line Registration technology. Others may independently develop similar technologies or duplicate any technology developed by V-ONE.

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

In 1997, approximately one-half of V-ONE's total sales were attributable to contracts with various agencies and departments of the United States government and of state and local governments. This relationship increased to more than 60% through December 31, 1998 and decreased to approximately 35% for 1999`.

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

V-ONE has obtained a license  exception to export strong  encryption from the U.
S. Department of Commerce on a worldwide basis (except to the seven terrorist countries) as long as the end user agrees to use the KRAKit(TM) session key recreation capability. Foreign competitors that face less stringent controls on their products may be able to compete more effectively than V-ONE in the global network security market.

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

ITEM 2. PROPERTIES

The Company leases approximately 28,312 square feet of office space in Germantown, Maryland under a lease agreement that will expire on July 1, 2003. The Company expects that this space will be sufficient for its needs through March 31, 2001. The Company also leases approximately 8,085 square feet, which is sublet in Rockville, Maryland under leases that will expire on April 17, 2001.

The Company also leases office space in Podium Block, Singapore under leases that will expire on January 15 , 2001.

ITEM 3. LEGAL PROCEEDINGS

On January 27, 2000, plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively, "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 20000, plaintiff Raj Patel filed a nearly identical Class Action Compliant in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

On February 18, 2000, the Court entered an Order extending the time for Defendants to file a responsive pleading in the McMeen matter until 45 days after the later of appointment of Lead Plaintiff(s) and Lead Counsel pursuant to 15 U.S.C. 78u-4(a)(3) or the filing of a consolidated amended compliant in the matter. The Court entered an identical Order in the Patel matter on March 3, 2000.

Defendants deny all wrongdoing and intend to contest both cases vigorously. Both cases remain pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock has been traded in the Nasdaq National Market since the Company's IPO on October 24, 1996 through September 3, 1999 when it was transferred to the Nasdaq SmallCap market. According to records of the Company's transfer agent, the Company had approximately 143 record holders on March 22, 2000. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices as of the close of market of the Company's Common Stock for each quarter during the two year period ended December 31, 1999.




                                                      1998
                                                      ----
                                   High Sale Price             Low Sale Price
                                   ---------------             --------------

First Quarter                      $4.125                      $2.250
Second Quarter                     $4.000                      $2.500
Third Quarter                      $4.125                      $1.375
Fourth Quarter                     $3.625                      $1.875


                                                      1999
                                                      ----
                                   High Sale Price             Low Sale Price
                                   ---------------             --------------
First Quarter                      $4.688                      $2.750
Second Quarter                     $3.313                      $1.688
Third Quarter                      $5.625                      $2.000
Fourth Quarter                     $15.500                     $1.875

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

ITEM 6. SELECTED FINANCIAL DATA


The following selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1997, 1998 and 1999 and balance sheets as of December 31, 1998 and 1999 are derived from the audited financial statements of the Company included elsewhere in this Annual Report. The following selected financial data as of December 31, 1995, 1996 and 1997 and for each of the years ended December 31, 1995 and 1996 are derived from audited financial statements of the Company not included in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                Year ended December 31,
                                        --------------------------------------------------------------------------
Statement of Operations Data:                1995          1996          1997          1998              1999
                                             ----          ----          ----          ----              ----

Revenues:
 Products                               $1,101,418    $5,008,523      $5,470,230     $5,798,542     $3,427,422
 Consulting and services                     2,083       310,557         502,771        461,263      1,538,258
                                        ----------    ----------      ----------     ----------     ----------
      Total revenues                     1,103,501     5,319,080       5,973,001      6,259,805      4,965,680
                                        ----------    ----------      ----------     ----------     ----------
Cost of revenues:
 Products                                  376,359     1,969,117       1,848,871      1,623,396        973,866
 Consulting and services                       800        56,502          96,949         68,060        137,281
                                        ----------    ----------      ----------     ----------     ----------
      Total cost of revenues               377,159     2,025,619       1,945,820      1,691,456      1,111,147
                                        ----------    ----------      ----------     ----------     ----------
Gross profit                               726,342     3,293,461       4,027,181      4,568,349      3,854,533
                                        ----------    ----------      ----------     ----------     ----------

Operating expenses:
 Sales and marketing                       130,917     3,914,630       7,717,640      6,071,919      5,456,173
 General and administrative              1,350,361     4,879,940       3,699,278      3,896,210      3,380,227
 Research and development                  304,973     1,960,727       3,153,941      3,853,274      3,814,423
                                        ----------     ---------      ----------     ----------     ----------
      Total operating expenses           1,786,251    10,755,291       4,570,859     13,821,401      2,650,823
                                        ----------    ----------      ----------     ----------     ----------
Operating loss                         (1,059,909)   (7,461,836)    (10,543,678)    (9,253,054)    (8,796,290)
                                       -----------   -----------    ------------    -----------    -----------
Other (expense) income:
 Interest expense                         (66,615)     (518,965)        (13,130)       (65,372)      (676,443)
 Interest income                             4,513       168,176         341,469        125,030        164,841
                                       -----------   -----------    ------------    -----------    -----------
      Total other expenses                (62,102)     (350,789)         328,339         59,658      (511,602)
                                       -----------   -----------    ------------    -----------    -----------
Loss before extraordinary item         (1,122,011)   (7,812,625)    (10,215,339)    (9,193,396)    (9,307,892)
                                       -----------   -----------    ------------    -----------    -----------

Extraordinary item - early
 extinguishment of debt                          -             -               -              -      (372,052)
                                       -----------   -----------    ------------    -----------    -----------
Net loss                               (1,122,011)   (7,812,625)    (10,215,339)    (9,193,396)    (9,679,944)

Dividend on preferred stock                      -             -          12,600        110,879        272,245
Deemed dividend on preferred stock               -             -         600,000        102,755              -
                                       -----------   -----------    ------------    -----------    -----------

Loss attributable to holders of
 common stock                         $(1,122,011)  $(7,812,625)   $(10,827,9$9)    $(9,407,030)  $(9,952,189)

BASIC AND DILUTED LOSS PER SHARE
Loss before extraordinary item        $     (0.14)  $     (0.85)   $      (0.84)    $     (0.68)  $     (0.57)
                                      ============  ============   =============    ============   ===========
Net loss attributable                 $     (0.14)  $     (0.85)   $      (0.84)    $     (0.68)  $     (0.57)
     STOCK                            ============  ============   =============    ============   ===========

Weighted average number of common        8,099,223     9,245,305      12,868,859      13,898,450    16,938,205
shares outstanding                    ============  ============   =============    ============   ===========

                                                                           December 31,
                                               ---------------------------------------------------------------
                                                 1995         1996          1997          1998          1999
                                                 ----         ----          ----          ----          ----

Balance Sheet Data:

Working capital (deficit)                      $(168,311)   $11,526,091   $ 5,912,046    $(1,277,368)  $6,629,846
Total assets                                    2,050,602    14,580,346    10,313,276      3,922,192    9,775,436
Long-term debt, less current portion              126,908       134,704       300,861        197,982      119,746
Series A Convertible Preferred Stock                  ---           ---     3,766,297            ---          ---
Series B Convertible Preferred Stock                  ---           ---           ---            ---        1,288
Series C Redeemable Preferred Stock                   ---           ---           ---            ---          335
Total shareholder's equity (deficit)            (139,938)    12,876,676     4,211,210        635,725    7,841,603
Cash dividends per common share                       ---           ---           ---            ---          ---


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

In 1998 and 1999, no customer accounted for 10% or more of total revenues. In 1997, product revenues from Government Technology Services, Inc. ("GTSI") accounted for approximately 12% of total revenues.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                      Year ended December 31,
                                                --------------------------------
                                                     1997      1998       1999
                                                   -------   -------    -------
Revenues:

Products                                             91.6 %    92.6 %    69.0 %


Consulting and services                               8.4       7.4      31.0
                                                      ---       ---      ----

Total revenues                                      100.0     100.0     100.0
                                                    -----     -----     -----

Cost of revenues:

Products                                             31.0      25.9      19.6

Consulting and services                               1.6       1.1       2.8
                                                      ---       ---       ---

Total cost of revenues                               32.6      27.0      22.4
                                                     ----      ----      ----

Gross profit
                                                     67.4      73.0      77.6

Operating expenses:

Sales and marketing                                 129.2      97.0     109.9

General and administrative                           61.9      62.2      68.0

Research and development                             52.8      61.6      76.8
                                                     ----      ----      ----

Total operating expenses                            243.9     220.8     254.7
                                                    -----     -----     -----

Operating loss                                    (176.5)   (147.8)   (177.1)

Other (expense) income:

Interest expense                                    (0.2)     (1.1)    (13.6)

Interest income                                       5.7       2.0       3.3
                                                      ---       ---       ---

Total other expenses                                  5.5       0.9    (10.3)
                                                     ----       ---    ------

Loss before extraordinary item                    (171.0)   (146.9)   (187.4)

Extraordinary loss - early extinguishment of debt       -        -      (7.5)
                                                     ----     ----      -----

Net loss                                          (171.0)   (146.9)   (194.9)

Dividend on preferred stock                           0.2       1.8       5.5

Deemed dividend on preferred stock                   10.0       1.6         -
                                                     ----      ----      ----

Loss attributable to holder of common stock       (181.2) % (150.3) % (200.4) %
                                                  =======   =======   =======



COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

REVENUES

Total revenues increased from approximately $5,973,000 in 1997 to approximately $6,260,000 in 1998 and decreased to approximately $4,966,000 in 1999. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $5,470,000 in 1997 to approximately $5,799,000 in 1998, but declined to approximately $3,427,000 in 1999. The increase from 1997 to 1998 was due principally to increased sales of the Company's SmartWall and SmartGate products, which offset a decline of sales of hardware turnkey systems. The decrease from 1998 to 1999 was due principally to lower sales of the Company's SmartGate and Smartwall product, as well as a decline in sales of hardware turnkey systems.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased slightly from approximately $503,000 in 1997 to approximately $461,000 in 1998, but increased to approximately $1,538,000 in 1999. In 1999, the Company implemented a major drive to focus on renewing maintenance contracts to allow customers to upgrade to current versions of software. This resulted in incremental revenue from the point of the lapse in service to the current period. In addition, resolution was reached on an agreement with a partner which included recognition of maintenance revenue of approximately $386,000 for services performed by the Company.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were 32.6%, 27.0% and 22.4% in 1997, 1998 and 1999, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Cost of product revenues decreased from approximately $1,849,000 in 1997 to approximately $1,623,000 in 1998 and to $974,000 in 1999. Cost of product revenues as a percentage of product revenues was 33.8%, 28.0% and 28.4% for 1997, 1998 and 1999, respectively. The dollar and percentage decreases in 1998 and 1999 were attributable to an increase in revenues combined with a higher mix of SmartGate software licenses to SmartWall turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $97,000 in 1997 to $68,000 in 1998, and increased to approximately $137,000 in 1999. Cost of consulting and services revenues as a percentage of consulting and services revenues was 19.3%, 14.8% and 8.9% for 1997, 1998 and 1999, respectively. The dollar and percentage decrease from 1998 to 1999 was principally due to a reduced emphasis on consulting and a greater concentration on training and support. The increase from 1998 to 1999 relates to costs of support for third party product maintenance.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $7,718,000 in 1997 to approximately $6,072,000 in 1998 and decreased further to approximately $5,456,000 in 1999. Sales and marketing expenses as a percentage of total revenues were 129.2%, 97.0% and 109.9% in 1997, 1998 and 1999, respectively. The dollar decreases in 1998 and 1999 were principally due to personnel turnover and lower levels of advertising and promotion expenses. The percentage decrease in 1998 was due to lower expenses as compared to 1997, and the percentage increase in 1999 is based on lower revenue. Sales and marketing expenses are expected to increase in the near term as a result of the Company's efforts to increase awareness of new product introductions and strategic alliances. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased slightly from approximately $3,699,000 in 1997 to approximately $3,896,000 in 1998, and decreased to approximately $3,380,000 in 1999. General and administrative expenses as a percentage of total revenues were 61.9%, 62.2% and 68.0% in 1997, 1998 and 1999, respectively.

The small dollar and percentage increases in 1998 were primarily attributable to a total of $394,000 in non-cash charges stemming from the reset of the exercise price on certain warrants. The decrease in expense in 1999 is due in part to lower fees for recruiting and relocation and the lack of non-cash compensation which occurred in 1998. The Company anticipates that general and administrative expenses, as a percent of revenue, will decrease in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $3,154,000 in 1997 to approximately $3,853,000 in 1998 and decreased slightly to approximately $3,814,000 in 1999. Research and development expenses as a percentage of total revenues were 52.8%, 61.6% and 76.8% in 1997, 1998 and 1999, respectively. The dollar and percentage increases in 1998 were primarily due to increases in the number of personnel associated with the Company's product development efforts. The percentage increase in 1999 was due to the decrease in revenue. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors that May Affect Future Results and Market Price of Common Stock" in this Form 10-K.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $341,000 in 1997 from interest earned on the net proceeds from the Company's IPO and the private placement and approximately $125,000 in 1998 and approximately $165,000 in 1999 from interest earned on the proceeds of the Company's private placements and stock option exercises. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $13,000, $65,000 and $676,000 in 1997, 1998 and 1999, respectively. The large increase of interest and related financing costs was attributable to the Company's secured loan (see
Note 3 to the Financial  Statements) to Transamerica Business Credit Corporation
(TBCC). These interest costs were being amortized over the life of the loan, which was expected to be paid at the February 29, 2000 maturity date, and were in addition to the interest expense on the loan. The total costs including interest on the loan proceeds, transactions costs and the cost of warrants issued in conjunction with the Transamerica note amounted to approximately $1,000,000 in 1999.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1997, 1998 and 1999 as a result of the net loss incurred during these periods. As of December 31, 1999, the Company had net operating loss carry forwards of approximately $38,000,000 as a result of net losses incurred since inception.

Dividend on Series C Stock -- The Company provided approximately $272,000 for a dividend on the Series C Stock during 1999, which compares to the approximately $111,000 provided for last year for the Series A Stock. All of the Series A Stock was retired in November 1998. The Series B Stock bears no dividend.

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

LIQUIDITY AND CAPITAL RESOURCES

Equity Transactions:
-------------------
The Company offered 3,000,000 shares of Common Stock in an initial public offering ("IPO") on October 24, 1996 at $5.00 per share. On November 22, 1996, the Company's underwriters exercised their option to purchase an additional 200,000 shares of Common Stock from the Company and certain shareholders for $5.00 per share.

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

Simultaneously with the execution of the Waiver Agreement, the Company granted to Advantage warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.125 per share and warrants to purchase 389,441 shares of Common Stock at an exercise price of $4.77 per share, all of which expire on September 21, 2003 (collectively "Additional Warrants"). Pursuant to the terms of Amendment No. 1, the Company filed a registration statement on November 20, 1998 with respect to the shares of Common Stock underlying the Additional Warrants.

On September 8, 1999 and December 6, 1999, Advantage exercised its warrants to purchase 100,000 and 533,576 shares, respectively, of Common Stock.

On November 20, 1998, the Company sold 1,860,000 shares of Common Stock, at $2.00 per share to a group of accredited investors pursuant to a Placement Agent Agreement dated October 9, 1998, as amended, between the Company and LaSalle St. Securities, Inc. ("LaSalle"). The shares of Common Stock were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended ("Securities Act"). The Company received $3,366,600 in net sale proceeds after payment of commissions of 8% of the gross sale proceeds and non-accountable expense allowance of 1.5% of the gross sale proceeds to LaSalle. LaSalle also received warrants in the aggregate to purchase 50,000 shares of Common Stock at an exercise price of $2.125 per share. These warrants were issued pursuant to Rule 506 of Regulation D promulgated under the Securities Act. LaSalle exercised its warrants to purchase 50,000 shares of Common Stock on December 9, 1999. Between December 4, 1998 and December 9, 1998, the Company, sold 675,000 shares of its Common Stock at $2.00 per share to certain accredited investors pursuant to Rule 506 of Regulation D promulgated under the Securities Act. The Company received $1,308,000 in net sale proceeds after payment of commissions to LaSalle and Coldwater Capital LLC.

On June 11, 1999, the Company issued 1,287,554 shares of Series B Stock in the aggregate to two investors, in equal amounts, for $2.33 per share, or $3 million in the aggregate. Each share of Series B Stock is convertible into one share of Common Stock, $.001 par value per share, of the Company. For the terms and conditions of the Series B Stock refer to the Company's Form 8-K filed on June 23, 1999.

On September 9, 1999, the Company issued 335,000 shares of Series C Stock and 3,350,000 non-detachable Warrants to purchase shares of Common Stock to certain accredited investors listed in the Purchase Agreement. Each share of Series C Stock was issued with ten Warrants for a price of $26.25 per Unit. The Warrants are immediately exercisable at a price of $2.625 per share and will remain outstanding until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Warrants have been registered for resale. The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. For the terms and conditions of the Series C Stock refer to the Company's Form 8-K filed on September 15, 1999.

Pursuant to the Purchase Agreement, the Company has granted registration rights to each of the purchasers of the Series B and Series C Stock whereby the Company is obligated, in certain instances, to register the resale of the shares of common stock issuable upon exercise of the Warrants.

At December 31, 1998, the Company was in receipt of a "going concern" opinion from its independent auditors and the Company did not meet the $4 million net tangible assets and other requirements for continued listing on the Nasdaq National Market. The Company has completed three equity private placements in addition to exercise of options and warrants and has raised approximately $18.6 million after commission and costs of placements, in additional equity capital which the Company believes is sufficient to sustain operations. In a letter dated August 31, 1999, the Company was advised that a determination had been made by the Nasdaq Listing Qualifications Panel to transfer the listing of the Company's securities to the Nasdaq SmallCap Market effective with the opening of business on September 3, 1999. Additionally, the Company was advised that continued listing on the Nasdaq SmallCap Market was contingent upon making a public filing, on or before September 15, 1999 with the Securities and Exchange Commission (the "SEC") and Nasdaq evidencing a minimum of $6,350,000 in net tangible assets. The filing was to contain a July 31, 1999 pro forma balance sheet giving effect to completion of the financing for the Series C Stock. On September 15, 1999, the Company filed a Form 8-K evidencing compliance. On September 22, 1999, the Company received a letter from the Nasdaq Qualifications Panel stating that the Company had complied with the terms of its exception, that the Company would continue to be listed on The Nasdaq SmallCap Market and that the hearing file would be closed.

During 1999, three warrants to purchase a total of 683,576 shares of common stock were exercised at various prices. Proceeds from these exercises totaled $2,863,908.

Additionally during 1999, various employees exercised 848,629 options to purchase common stock. The Company received net proceeds from these exercises of $2,670,730.

On March 24, 2000 the Company completed a private placement with Cranshire Capital, L.P. for 500,000 shares at a purchase price of $4.75 per share pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, to augment existing resources. The Company received net proceeds of $2,232,500 after commission to LaSalle and believes it now has sufficient working capital to sustain operations.

Debt  Transactions
------------------

On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Transamerica. Under the terms of the Loan Agreement, the Company received $3.0 million under a term loan that bore interest at 12.53% per annum. On March 31, 1999, the Company and Transamerica entered into the First Amendment. Under the terms of the First Amendment, Transamerica waived the default created when the Company received a "going-concern" opinion from its independent auditors. The Company agreed to (i) grant to TBCC Funding Trust II, an affiliate of Transamerica, warrants to purchase 100,000 shares of Common Stock at an exercise price of $3.25 and (ii) accept the additional financial covenant that the Company's net worth would be $5 million at June 30, 1999 and September 30, 1999. The original warrants were valued at $224,000 using an option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of seven years. On June 30, 1999, the Company and Transamerica entered into the Second Amendment. Under the terms of the Second Amendment, Transamerica has (i) waived the requirement that the Company's net worth be $5 million on June 30, 1999, (ii) amended the promissory note issued by the Company in connection with the Loan Agreement to extend the maturity date of the term note to February 28, 2000 and removed the requirement that Transamerica convert the term loan to a revolving loan on February 28, 2000, and (iii) deleted the $360,000 acquisition fee. In consideration for the Second Amendment, the Company agreed to (i) grant additional seven-year warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $3.75 per share, (ii) pay a $150,000 fee to Transamerica on February 28, 2000, (iii) use 30% of any future equity raised by the Company after completion of the current round (approximately $10-12 million) of financing to prepay the term loan, (iv) repay $100,000 per month in principal of the term loan beginning on September 1, 1999, and (v) pay the balance of the principal and accrued and unpaid interest due on the term loan on February 28, 2000. The additional 50,000 warrants granted in the Second Amendment were valued at $86,000 using a dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of seven years. The Loan Agreement contains certain covenants that restrict certain activities of the Company including sales of assets, loans to other persons, liens, dividends, stock redemption; investments in other persons, and creation of partnerships, subsidiaries, joint ventures or management contracts. In connection with this loan, the Company granted a security interest in all of its assets, including its intellectual property, to the lender. If the Company is unable to repay the loan or there is an event of default under the loan, the lender could foreclose on its security interest. The Transamerica term loan was repaid on September 30, 1999 and all indebtedness and obligations owed by the Company were terminated.

As a result of an anti-dilution clause triggered upon the issuance of Series B Convertible Preferred Stock, the warrants to purchase 100,000 shares of Common Stock with an exercise price of $3.25 per share and 50,000 shares of Common
Stock with an exercise price of $3.75 per share increased to warrants to purchase 139,485 shares and 80,472 shares, respectively, each with an exercise price of $2.33 per share. The Transamerica term loan was repaid on September 30, 1999 and all indebtedness and obligations owed by the Company were terminated.

On September 30, 1999, the Company entered into a Revolving Credit Promissory Note (the "Note") with Citibank. Under the terms of the Note, the Company could be advanced funds up to an amount of $3.0 million under a revolving loan agreement with a maturity date of October 1, 2000 with the ability to renew for additional terms. The Note bore interest at a rate equal to the sum of the interest rate paid on the automatically renewable one-year certificate of deposit plus a margin of two percentage points. Interest was payable monthly in arrears. The initial rate of interest was 6.78%. Advances of $2,900,000 were made at September 30, 1999 which were used to pay off the remaining principal on the Transamerica note payable. On December 14, 1999, the Note was repaid with the certificate of deposit, which had been the collateral for the Note.

As of December  31,  1999,  the  Company had nominal  debt and had cash and cash
equivalents  of  approximately   $7,137,000  and  positive  working  capital  of
approximately $6,630,000.

The Company's operating activities used cash of approximately $9,020,000, $6,642,000 and $9,263,000 in 1997, 1998 and 1999, respectively. Cash used in operating activities was principally a result of net losses and changes in assets and liabilities, non-cash expenses related to depreciation and amortization, deferred financing costs and the issuance of certain stock options. The decrease in net cash used in operating activities from 1997 to 1998 was due in part to large increases in accounts payable and decreases in accounts receivable and inventory. The large increase in 1999 was due in part to a significant drop in accounts payable and deferred income.

Capital expenditures for property and equipment were approximately $353,000, $322,000 and $176,000 in 1997, 1998 and 1999, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures decreased in 1998 and again in 1999 as the Company was conservative in the use of cash for capital equipment. In 1997, the Company paid a security deposit of $370,000 as part of the six year operating lease agreement for its principal office in Germantown, Maryland and made an investment of $250,000 in Network Flight Recorder, Inc. Network Flight Recorder, Inc. develops software to provide network administrators with network audit capabilities and is headed by Marcus J. Ranum, the Company's former Chief Scientist.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities

ITEM 7B. IMPACT OF YEAR 2000 UPDATE

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $25,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with our products, our internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                V-ONE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                                    --------



Report of Ernst & Young LLP, Independent Auditors                     30

Report of PricewaterhouseCoopers LLP, Independent Auditors            31

Balance Sheets                                                        32

Statements of Operations                                              33

Statements of Stockholders' Equity                                    34

Statements of Cash Flows                                              35

Notes to Financial Statements                                         36

Schedule of Valuation and Qualifying Accounts for the years ended
     December 31, 1997, 1998 and 1999                                 53

                         Report of Independent Auditors


Board of Directors and Stockholders
V-One Corporation

We have audited the accompanying balance sheet of V-One Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule for the year ended December 31, 1999 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-One Corporation at December 31, 1999, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the year ended December 31, 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP


McLean, Virginia
February 18, 2000, except Note 11,
as to which the date is March 24, 2000

                        REPORT OF INDEPENDENT ACCOUNTANTS


      To the Board of Directors of V-ONE Corporation

      In our opinion, the accompanying balance sheet and the related statements of operations, shareholder's equity and cash flows present fairly in all material respects, the financial position of V-ONE Corporation (the Company) at December 31, 1998 and the results of its operations and its cash flows for each of the two years in the period December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes, examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financials statements of V-ONE Corporation for any period subsequent to December 31, 1998.

      The financial statements referred to above have been prepared assuming the Company will continue as a going concern. As shown in these financial statements during 1997 and 1998 the Company incurred significant losses of $10,215,339 and $9,193,396, respectively, and had a net working capital deficit position of $1,277,368 at December 31, 1998. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.



                                                 /s/ PricewaterhouseCoopers LLP
      McLean, VA
      March 11, 1999

           except as to the third and fourth
           sentences of the first paragraph of
           Note 3 to which the date is March 31, 1999

                                V-ONE CORPORATION
                                 BALANCE SHEETS

                                                                             December 31,
                                                                        ----------------------
                  ASSETS                                                   1998       1999
                                                                           ----       ----
Current assets:
     Cash and cash equivalents                                            $635,959   $7,136,943
     Accounts receivable, less allowances of $525,000 and $134,000,
     respectively.                                                         513,221      854,853
     Inventory, less allowances of $313,000 and $88,000, respectively      385,481       46,087
     Prepaid expenses and other current assets                             276,456      249,339
      Total current assets                                              ----------  -----------
                                                                         1,811,117    8,287,222

Property and equipment, net                                                874,553      585,708
Licensing fee, net of accumulated  amortization of $636,876 and
     $892,254, respectively                                                255,378            -
Other assets                                                               981,144      902,506
                                                                        ----------  -----------
      Total assets                                                      $3,922,192   $9,775,436
                                                                        ==========  ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                              $2,124,156   $1,157,660
     Deferred revenue                                                      888,295      420,922
     Notes payable - current                                                 5,259            -
     Capital lease obligations - current                                    70,775       78,794
                                                                        ----------  -----------
           Total current liabilities                                     3,088,485    1,657,376
Deferred rent                                                                    -      156,711
Capital lease obligations - noncurrent                                     197,982      119,746
                                                                        ----------  -----------
           Total liabilities                                             3,286,467    1,933,833

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $0.001 par value;13,333,333 shares authorized
    Series B convertible preferred stock, 1,287,554 designated; zero and 1,287,554 shares issued and outstanding, respectively
      (liquidation preference of $3,000,000)                                     -        1,288
    Series C redeemable preferred stock, 500,000 designated,
      zero and 335,000 shares issued and outstanding,
      respectively (liquidation preference of $8,793,750).                       -          335
  Common stock, $0.001 par value; 33,333,333 shares authorized;
      16,478,046 and 18,233,780 shares issued and outstanding,
       respectively                                                         16,478       18,233
  Accrued dividends payable                                                      -      272,245
     Additional paid-in capital                                         30,361,685   47,197,893
     Subscriptions receivable                                             (50,021)      (3,785)
     Accumulated deficit                                              (29,692,417) (39,644,606)
                                                                      ------------ ------------
Total stockholders' equity                                                 635,725    7,841,603
                                                                      ------------ ------------
                                                                        $3,922,192   $9,775,436
                                                                      ============ ============

   The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                      STATEMENTS OF OPERATIONS


                                                            Year ended December 31,
                                       ---------------------------------------------------------------

                                              1997                  1998                  1999
                                              ----                  ----                  ----
Revenues:
     Products                                 $ 5,470,230           $ 5,798,542           $ 3,427,422
     Consulting and services                      502,771               461,263             1,538,258
                                       ---------------------------------------------------------------
         Total revenues                         5,973,001             6,259,805             4,965,680

Cost of revenues:
     Products                                   1,848,871             1,623,396               973,866
     Consulting and services                       96,949                68,060               137,281
                                       ---------------------------------------------------------------
         Total cost of revenues                 1,945,820             1,691,456             1,111,147
                                       ---------------------------------------------------------------

Gross profit                                    4,027,181             4,568,349             3,854,533

Operating expenses:
     Sales and marketing                        7,717,640             6,071,919             5,456,173
     General and administrative                 3,699,278             3,896,210             3,380,227
     Research and development                   3,153,941             3,853,274             3,814,423
                                       ---------------------------------------------------------------
         Total operating expenses              14,570,859            13,821,403            12,650,823
                                       ---------------------------------------------------------------

Operating loss                               (10,543,678)           (9,253,054)           (8,796,290)

Interest (expense) income:
     Interest expense                           (13,130)              (65,372)              (676,443)

     Interest income                             341,469               125,030               164,841
                                       ---------------------------------------------------------------
         Total interest (expense)                328,339                59,658             (511,602)
                                       ---------------------------------------------------------------

Loss before extraordinary item               (10,215,339)           (9,193,396)           (9,307,892)

Extraordinary item - early
     extinguishment of debt                             -                     -             (372,052)
                                       ---------------------------------------------------------------

Net loss                                     (10,215,339)           (9,193,396)           (9,679,944)

Dividend on preferred stock
                                                   12,600               110,879               272,245
Deemed dividend on preferred stock
                                                  600,000               102,755                     -
                                       ---------------------------------------------------------------

Net loss attributable to holders of
     common stock                           $(10,827,939)          $(9,407,030)          $(9,952,189)
                                       ===============================================================

Basic and diluted loss per share
     Loss before extraordinary item            $   (0.84)            $   (0.68)            $   (0.57)
                                       ===============================================================
     Net loss attributable to holders of
        common stock                           $   (0.84)            $   (0.68)            $   (0.59)
                                       ===============================================================
Weighted average number of
     common shares outstanding                 12,868,859            13,898,450            16,938,205
                                       ===============================================================

               The accompanying notes are an integral part of these financial statements.



                                         V-ONE CORPORATION
                                 STATEMENTS OF STOCKHOLDERS' EQUITY

                                                           Series B & C   Accrued  Additional
                                        Common Stock     Preferred Stock  Dividend   Paid-in  Subscriptions Accumulated
                                      Shares    Amount    Shares   Amount Payable   Capital     Receivable  Deficit      Total
                                      ------    ------    ------   --------------   -------     ----------  -------      -----
Balance, December  31, 1996          12,658,347 $12,658                             $22,608,866 $(287,400)  $(9,457,448) $12,876,676
Exercise of common stock options       417,908      418                               1,260,975         -            -     1,261,393
Payments received in  connection
   with notes receivable for stock          -         -                                       -     88,480            -       88,480
Retirement of common stock             (6,020)       (6)                               (32,903)     32,909            -            -
Issuance of common stock
   warrants                                 -         -                                 200,000          -            -      200,000
Deemed dividend on preferred
   stock                                    -         -                                 600,000          -            -      600,000
Dividend on preferred stock                 -         -                                  12,600          -            -       12,600
Net loss                                    -         -                                     -            -  (10,827,939) 10,827,939)
                                  -------------------------------------------------------------------------------------------------
Balance, December 31, 1997           13,070,235  13,070                              24,649,538  (166,011)  (20,285,387)   4,211,210
Issuance of common stock, net         2,535,000   2,535                               4,532,554          -            -    4,535,089
of issuance costs
Exercise of common stock options        189,333     189                                 273,228          -            -      273,417

Conversion of mandatorily
   redeemable preferred
   stock to common stock                720,670     721                               1,537,279          -            -    1,538,000
Redemption of mandatorily
   redeemable preferred stock                 -       -                             (1,011,716)          -            -  (1,011,716)
Retirement of common stock             (37,192)    (37)                               (115,953)    115,990            -           -
Deemed dividend on preferred
   stock                                     -        -                                 102,755          -     (102,755)           -
Dividend on preferred stock                  -        -                                      -           -     (110,879)   (110,879)
Issuance of common stock
   warrants                                  -        -                                 394,000           -             -    394,000
Net loss                                                                                                     (9,193,396) (9,193,396)
                                  --------------------------------------------------------------------------------------------------
Balance, December 31, 1998          16,478,046    16,478                             30,361,685    (50,021)  (29,692,417)    635,725
Exercise of common stock options,
   net of issuance costs               848,629       848                              2,669,882                            2,670,730
Exercise of warrants                   907,105       907                              2,863,001                            2,863,908
Issuance of Series B preferred
   stock, net issuance costs                             1,287,554 $1,288             2,981,212                            2,982,500
Issuance of Series C preferred
    stock, net of issuance costs                           335,000    335             7,918,349                            7,918,684
Collection and forgiveness of
   subscriptions receivable                                                                          46,236                   46,236
Issuance of common stock
   warrants                                                                             310,000                              310,000
Dividend on preferred stock                                               $272,245                             (272,245)           -
Issuance of common stock
   options to consultants                                                                93,764                               93,764
Net loss                                                                                                      9,679,944) (9,679,944)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1999           18,233,780 $18,233  1,622,554 $1,623 $272,245  $47,197,893 $(3,785)    $(39,644,606)$7,841,603


====================================================================================================================================


             The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                       STATEMENT OF CASH FLOWS


                                                                      Year ended December 31,
                                                         ---------------------------------------------------
                                                              1997            1998              1999
                                                              ----            ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                $(10,215,339)   $ (9,193,396)     $(9,679,944)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
     Depreciation                                                285,213         354,187          464,879
     Amortization                                                306,752         283,056          255,378
     Loss on disposal of assets                                  101,354          95,228                -
     Amortization of deferred financing costs
                                                                       -               -          730,000
     Forgiven subscription receivable                                  -               -           46,114

     Noncash charge related to issuance of warrants
         and options                                             200,000         394,000           93,764
     Changes in operating assets and liabilities:
       Accounts receivable, net                                  735,731         281,174        (341,632)
       Inventory, net                                          (165,024)         198,413          339,394

       Prepaid expenses and other assets                       (782,549)        (66,153)          105,755


       Accounts payable and accrued expenses                   (159,455)         972,567         (966,496)
       Deferred revenue                                         714,899           75,648         (467,373)
       Deferred rent                                            (41,396)        (36,879)           156,711
                                                         ---------------------------------------------------
         Net cash used in operating activities               (9,019,814)     (6,642,155)       (9,263,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net purchases of property and equipment                     (353,110)       (322,387)          (176,033)

   Investment in affiliate                                     (250,000)             -                   -

   Collection of note receivable                                  88,480             -                  122
                                                         ---------------------------------------------------
         Net cash used in investing activities                 (514,630)       (322,387)          (175,911)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock                                            -       5,070,000                 -
   Issuance of preferred stock, net of subscriptions
        receivable                                             4,000,000              -         11,793,750
   Payment of debt financing costs
                                                                       -              -           (420,000)
   Payment of preferred stock dividends                                -       (110,879)
   Payment of stock issuance costs                                             (574,324)
                                                               (233,703)                          (941,875)
   Redemption of preferred stock
                                                                       -     (3,200,600)                 -
   Exercise of stock options and warrants
                                                               1,261,393         273,417          5,583,946
 Principal payments on capital lease obligations               (167,429)        (43,675)           (70,217)

   Repayment of notes payable                                   (16,667)        (16,963)            (5,259)
                                                         --------------------------------------------------
         Net cash provided by financing activities             4,843,594       1,396,976         15,940,345
                                                         --------------------------------------------------
Net (decrease) increase in cash and cash equivalents         (4,690,850)     (5,567,566)          6,500,984

Cash and cash equivalents, beginning of year                  10,894,375       6,203,525            635,959
                                                         --------------------------------------------------
Cash and cash equivalents, end of year                        $6,203,525        $635,959         $7,136,943
                                                         ==================================================

                   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

 1.     NATURE OF BUSINESS

        V-ONE Corporation ("V-ONE" or the "Company"), a Delaware corporation, develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets located in Europe and Asia.

 2.     SIGNIFICANT ACCOUNTING POLICIES

        REVENUE RECOGNITION

        The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the right to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements. The Company recognizes revenue upon deployment of the software directly to an end-user or a value-added reseller. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized and pays sales commissions upon receipt of payment from the customer.

        In addition to its direct sales effort, the Company licenses its products through a network of distributors. The Company does not record revenue until the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with the Company. The Company also records revenue when the software is deployed directly to the end-user customer on behalf of the distributor.

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

        The Company's revenue recognition policies for the year ended December 31, 1997 are in conformity with the Statement of Position 91-1, "Software Revenue Recognition," promulgated by the American Institute of Certified Public Accountants. The Company's revenue recognition policies for the years ended December 31, 1998 and 1999 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

        RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

        Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

        USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statement and accompanying notes. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

        The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits with commercial banks used for temporary cash management purposes.

        INVENTORIES

        Inventories are valued at the lower of cost or market and consist primarily of computer equipment for sale on orders received from customers and other vendor's software licenses held for resale. Cost is determined based on specific identification.

        PROPERTY AND EQUIPMENT

        Property and equipment are stated at historical cost and are depreciated using the straight-line method the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Capital leases are recorded at their net present value on the inception of the lease. Depreciation expense was $285,213, $354,187 and $464,879 for the years ended December 31, 1997, 1998 and 1999, respectively.

        ADVERTISING COSTS

        The Company expenses all advertising costs as incurred. The Company incurred $731,000, $196,000, and $98,400 in advertising costs for the years ended December 31, 1997, 1998 and 1999, respectively.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


        STOCK-BASED COMPENSATION

        Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS"), allows companies to account for stock-based compensation either under the new provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB25"), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB25 (see Note 6).

        EXTRAORDINARY ITEM

        On September 30, 1999, the Company paid in full the Transamerica term loan prior to its maturity (see Note 3). In connection with the payment, the Company recognized a $372,052 loss related to the early extinguishment of debt.

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

        NET LOSS PER COMMON SHARE

        The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," ("SFAS 128") for computing and presenting net income per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. A reconciliation of the net loss available for common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 10.

        BUSINESS SEGMENTS

        In 1998, the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for disclosures about products, geographics and major customers. The Company's implementation of this standard does not have any effect on its financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


        RISKS, UNCERTAINTIES AND CONCENTRATIONS

        Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash balances exceed federally insured amounts. The Company invests its cash primarily in money market funds with an international commercial bank. The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has sufficiently provided for estimated credit losses.

        In 1997 one customer comprised 12% of total revenues. For the years ended December 31, 1998 and 1999, no customer represented more than 10% of total revenues.

        The Company had significant purchases of product from two major suppliers of approximately $1,201,000 during 1997. During 1998 approximately $524,000 was purchased from two major suppliers, representing 32% of total 1998 product cost of revenues. No suppliers exceeded 10% of purchases in 1999.

        RECLASSIFICATIONS

        Certain prior year amounts have been reclassified to conform to the 1999 presentation. These changes had no impact on previously reported results of operations.

        NEW ACCOUNTING STANDARDS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company currently plans to adopt SFAS 133 effective January 1, 2001.

  3.    NOTES PAYABLE

        On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Transamerica Business Credit Corporation ("Transamerica"). Under the terms of the Loan Agreement, the Company received a $3.0 million term loan that bears interest at 12.53% per annum. Interest is payable monthly in arrears. On March 31, 1999, the Company and Transamerica amended the Loan Agreement, whereby
        Transamerica waived the event of default created when the Company received a "going-concern" opinion from its independent auditors. The Company agreed to (i) grant TBCC Funding Trust II, an affiliate of Transamerica, a warrant to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and (ii) accept the additional

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


        financial covenant that the Company's net worth would be $5.0 million at June 30, 1999 and September 30, 1999. The warrant was valued at $224,000 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of seven years.

        On June 30, 1999, the Company and Transamerica entered into a second amendment, whereby Transamerica (i) waived the requirement that the Company's net worth be $5.0 million on June 30, 1999, (ii) extended the maturity date of the $3.0 million term note to February 28, 2000 and removed the requirement that Transamerica convert the term loan to a revolving loan on February 28, 2000, and (iii) deleted the $360,000 acquisition fee. In consideration for the second amendment, the Company
        (i) issued a seven-year warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $3.75 per share, (ii) paid a $150,000 fee to Transamerica, (iii) agreed to use 30% of any future equity raised by the Company after completion of its current round of financing to prepay the term loan, (iv) agreed to pay $100,000 per month in principal on the term loan beginning on September 1, 1999, and (v) agreed to pay the balance of the principal and accrued and unpaid interest due on the term loan on February 28, 2000. The warrant to purchase 50,000 shares was valued at $86,000 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of seven years.

        As a result of an anti-dilution clause triggered upon the issuance of Series B Convertible Preferred Stock, the warrants to purchase 100,000 shares of Common Stock with an exercise price of $3.25 per share and 50,000 shares of Common Stock with an exercise price of $3.75 per share increased to warrants to purchase 139,485 shares and 80,472 shares, respectively, each with an exercise price of $2.33 per share. The Transamerica term loan was repaid on September 30, 1999 and all indebtedness and obligations owed by the Company were terminated.

        On September 30, 1999, the Company entered into a Revolving Credit Promissory Note (the "Note") with Citibank, F.S.B., ("Citibank"). Under the terms of the Note, the Company may be advanced up to $3.0 million under a revolving loan agreement with a maturity date of October 1, 2000 with the ability to renew for additional terms. The Note bears interest at a rate equal to the sum of the interest rate paid on the automatically renewable one-year certificate of deposit plus a margin of two percentage points. Interest is payable monthly in arrears. The initial rate of interest is 6.78%. Advances of $2,900,000 were made at September 30, 1999 which were used to pay off the remaining principal on the Transamerica note payable. On December 14, 1999, the Note was repaid with the proceeds from a certificate of deposit, which had been the collateral for the Note.

 4.     SELECTED BALANCE SHEET INFORMATION

        Property and equipment consisted of the following at December 31:

                                                   1998         1999
                                                 ---------   ----------
        Office and computer equipment          $  896,767   $  988,041
        Office and computer equipment             359,859      359,859
          under capital leases

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



        Leasehold improvements                      62,332        62,332
        Furniture and fixtures                     120,811       120,811
                                                   -------       -------
                                                 1,439,769     1,531,043
        Less:  accumulated depreciation          (565,216)     (945,335)
                                               $   874,553   $   585,708
                                                ==========    ==========


        The Company had two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. All amounts are fully amortized as of December 31, 1999. The Company incurred amortization expense of $283,056 $283,056 and $255,378 relating to these agreements in 1997, 1998 and 1999, respectively.

        Other assets consisted of the following at December 31:


                                                      1998        1999
                                                     -------     -------
        Deposits                                   $ 731,144   $ 652,506
        Investment in Network Flight Recorder        250,000     250,000
                                                     -------     -------
                                                   $ 981,144   $ 902,506
                                                     =======     =======

        In January 1997, the Company made an investment of $250,000 in Network Flight Recorder, Inc. ("NFR") in exchange for ten percent of NFR's common stock. NFR develops software to provide network administrators with network audit capabilities. NFR is headed by the Company's former chief scientist, who continues to work as a consultant for the Company. The Company's investment in these equity securities was recorded at the fair market value on the date of the transaction and is accounted for using the cost method.

        Accounts payable and accrued expenses consisted of the following at December 31:


                                            1998           1999
                                          --------       --------
        Accounts payable               $  1,820,812    $   847,267
        Accrued compensation                234,638        270,072
        Accrued marketing costs              15,000              -
        Sales tax payable                    28,904          1,936
        Other accrued expenses               24,802         38,385
                                       ------------    -----------
                                       $  2,124,156    $61,157,660
                                       ============    ===========

5.      INCOME TAXES

        The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:
        (liabilities):


                                                1998           1999
        Deferred tax assets                    ------         ------
          Deferred revenue                   $ 131,573      $      -
          Inventory                            121,018         33,867
          Accounts receivable                  202,615         51,845
          Property and equipment              (78,178)       (60,343)
          Deferred rent                              -         60,522

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          Non-deductible accruals               65,739         61,320
          Options and warrants                       -        155,991
          Licensing fee                       (81,989)              -
          Net operating loss carry forward   9,087,986     14,556,026
                                           -----------     ----------

        Total deferred tax asset             9,448,764     14,859,228
        Valuation allowance                (9,448,764)   (14,859,228)
                                              --------     ----------
                                            $        -    $         -
        Net deferred tax asset              ==========     ==========


        The net  change  in the  valuation  allowance  from  1998 to 1999 is due principally to the increase in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 1998 and 1999, the Company had net operating loss carryforwards of approximately $23,756,029 and $37,690,384 for Federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin to expire in 2008. Approximately $4,279,000 of the net operating loss carryforwards is attributable to exercised stock options, the benefit of which, when realized, will directly increase additional paid-in capital.


        A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 1999 and 1998 is as follows:


                                                      1998        1999
                                                    ---------   ---------
        Federal income tax
        (benefit) at statutory                       (34.0%)     (34.0%)
          Rate
        State income taxes, net                       (4.6%)      (6.6%)
        Permanent items                                 0.1%     (14.6%)
        Net change in valuation allowance              38.5%       55.2%

        Provision for Income Taxes                  ---------   ---------
                                                          0%          0%
                                                    =========   =========


 6.     SHAREHOLDERS' EQUITY

        SERIES A PREFERRED STOCK

        On December 8, 1997, the Company issued 4,000 shares of mandatorily redeemable Series A Convertible Preferred Stock ("the Series A Stock") to Advantage Fund II Ltd. ("Advantage") for $4.0 million, less issuance costs of approximately $273,000. Each share of Series A Stock was convertible into shares of Common Stock and warrants to purchase shares of Common Stock ("Series A Warrants").

        The holders of Series A Stock were entitled to receive, at the discretion of the Board of Directors, dividends at the rate of $50.00 per annum per share, which were fully cumulative, accrued without interest from the date of original issuance and were payable quarterly commencing March 1, 1998. During the years ended December 31, 1997 and

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


        1998, the Company recorded dividends of $12,600 and $110,879. All dividends were paid by the Company in 1998.

        Due to the Maximum Share Amount limitation found in Section 7(a)(1) of the Certificate of Designations of the Series A Stock ("the Certificate"), the Company was obligated to convert shares of Series A Stock held by Advantage. On September 21, 1998, the Company sent an inconvertibility notice to Advantage indicating that, as of September 11, 1998, Advantage had the right to have some of its shares of Series A Stock redeemed by the Company for the Share Limitation Redemption Price (which term is defined in the Certificate).

        On September 22, 1998, the Company and Advantage entered into a waiver agreement and an amendment to their original agreement. Pursuant to the waiver agreement, the Company redeemed 2,462 shares of Series A Stock for $3,200,000 in the aggregate on November 20, 1998. Advantage waived all accrued dividends on the Series A Stock. No shares of Series A Stock remain outstanding.

        Simultaneously with the execution of the waiver agreement, the Company granted warrants to Advantage to purchase 100,000 shares of the Company's Common Stock at an exercise price of $2.125 per share and warrants to purchase 389,441 shares of the Company's Common Stock at an exercise price of $4.77 per share. Pursuant to the terms of the amendments the Company has agreed to file a registration statement with respect to the shares of Common Stock underlying the warrants. Advantage exercised all of these warrants in 1999 in addition to warrants to purchase 144,123 shares of Common Stock at $4.77 per share which Advantage had received in prior private placements. The warrants to purchase a total of 633,576 shares of Common Stock were exercised for $2,757,881.

        SERIES B PREFERRED STOCK

        On June 11, 1999, the Company issued 1,287,554 shares at $2.33 per share of Series B Convertible Preferred Stock (the "Series B Stock") to two investors for $1.0 million in cash and a subscription agreement for $2.0 million. Net proceeds to the Company after issuance costs of $17,500 were $2,982,500. The subscription receivable was repaid in two installments of $1.0 million plus accrued interest in July and August 1999. The Series B Stock ranks senior to the Common Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company. The Series B Stock is not redeemable, does not bear dividends and generally has no voting rights. Each share of Series B Stock is convertible at the option of the holder at any time into one share of Common Stock based upon an initial conversion price of $2.33 per share. The conversion price is subject to adjustment in the event the Company pays dividends or makes distributions on, splits or reverse splits its Common Stock. The holders of the Series B Stock are entitled to a liquidation preference of $2.33 per share.

        SERIES C PREFERRED STOCK

        On September 9, 1999, the Company issued 335,000 shares of Series C Preferred Stock (the "Series C Stock") and 3,350,000 non-detachable warrants to purchase shares of the Company's Common Stock (the "Warrants") to certain accredited investors. Each share of Series C Stock was issued with ten Warrants (collectively a "Unit") for a price of $26.25 per Unit. The Company received $7,918,684 in proceeds net of

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



        issuance costs of approximately $875,000. The Warrants are immediately exercisable at a price of $2.625 per share and will remain exercisable until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Warrants have been registered for resale.

        The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. The dividends may be paid in cash, or at the option of the Company, in shares of registered common stock. The Series C Stock is not convertible and ranks senior to the Common Stock and to the Series B Stock as to payment of dividends, and ranks senior to the Common Stock and in parity with the Series B Stock as to distributions of assets upon liquidation, dissolution or winding up of the Company. Holders of the Series C Stock are entitled to a liquidation preference of $26.25 per share.

        At least 51% of the outstanding shares of Series C Stock must vote affirmatively as a separate class for (i) the voluntary liquidation, dissolution or winding up of the Company, (ii) the issuance of any securities senior to the Series C Stock and (iii) the declaration or payment of a cash dividend on all junior stocks and certain amendments to the Company's certificate of incorporation. Prior to the exercise of the Warrants, the holders shall also be entitled to ten common votes for each share of Series C Stock on all matters on which common stockholders are entitled to vote, except in connection with the election of the Board of Directors. As long as at least 51% of the Series C Stock is outstanding, the holders shall have the right to elect one director to the Company's Board of Directors.

        The Company has the right to redeem the outstanding shares of Series C Stock in whole (i) at any time after the third anniversary of the issuance date, (ii) upon the closing of an underwritten public offering in excess of $20 million and at a price in excess of $6.50 per share or
        (iii) prior to the third anniversary of the issuance date if the average closing bid price of the Common Stock for any 20 trading days during any 30 trading days ending within 5 trading days prior to the date of notice of redemption is at least $3.9375 per share. The redemption price would be paid in cash in full and would be equal to the greater of the $26.25 per share purchase price or the fair market value of each Series C share plus all unpaid dividends.

        At any time after all of the Warrants have been exercised by a holder, that holder shall have the right to require the Company to redeem all of its then outstanding share of Series C Stock. The redemption price for each share of Series C Stock shall be the $26.25 per share purchase price plus all unpaid dividends and is payable at the option of the Company in either cash or shares of common stock.

        The Company has granted registration rights to the investors whereby the Company is obligated, in certain instances, to register the shares of Common Stock issuable upon conversion of the Series B Stock and exercise of the Warrants attached to the Series C Stock.

        COMMON STOCK

        In fourth quarter of 1998, the Company completed a private placement of 2,535,00 shares of its Common Stock at a price of $2.00 per share. The Company incurred issuance costs of approximately $546,000 and on

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



        November 20, 1998, granted a warrant to purchase 50,000 shares of Common Stock to the underwriter of the private placement. The warrant has an exercise price of $2.125 and expires five years from the date of grant.

        On January 14, 1999, a warrant to purchase 600,000 shares of Common Stock was exercised in full pursuant to its cashless exercise provision and the Company issued 223,529 shares of its common stock to the holder. In addition to the exercise of warrants for 633,576 shares of Common Stock by Advantage for $2,757,658, a warrant to purchase a total of 50,000 shares of Common Stock was exercised at $2.125 per share. Proceeds from this exercise totaled $106,250. Additionally during 1999, various employees exercised 848,629 options to purchase common stock. The Company received net proceeds from these exercises of $2,670,730.

        WARRANTS

        In addition to the warrants issued in connection with the Transamerica debt for 219,957 shares of Common Stock at $2.33 per share and the warrants attached to the Series C Stock for 3,350,000 shares of Common Stock at $2.625 per share discussed above, the Company issued the following warrants to purchase Common Stock during the year ended December 31, 1997, 1998, and 1999:

        On November 21, 1997, the Company issued a warrant to purchase 300,000 shares of Common Stock with an exercise price of $3.125 to the President and Chief Executive Officer. The warrant vests evenly on the four anniversaries following the date of grant.
        This warrant expires on November 21, 2007.

        In connection with a marketing agreement in 1997, the Company issued a warrant to a consultant to purchase 25,000 shares of Common Stock at an exercise price of $3.875 per share, exercisable as of November 4, 1997. This warrant expires on November 4, 2002.

        On December 8, 1997, the Company issued warrants to purchase 60,000 shares of Common Stock at an exercise price of $4.725 to its underwriter in consideration for services rendered in connection with a private placement. Such warrants expire on December 8, 2002.

        On July 8, 1998, the Company granted warrants to purchase 10,000 shares of Common Stock each to two directors of the Company. The warrants have an exercise price of $2.688 and expire five years from the date of grant.

        Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 1998 and 1999 were as follows:

               1998           1999       Exercise Price
               ----           ----       --------------
             600,000              -           $2.00
             150,000              -           $2.13
                  -         219,957           $2.33
                  -       3,350,000           $2.63
              20,000         20,000           $2.69
             300,000        300,000           $3.13
              25,000         25,000           $3.88
              60,000         60,000           $4.73

                                 V-ONE CORPORATION
                           NOTES TO FINANCIAL STATEMENTS

             533,576             -            $4.77
           ----------     ---------
           1,688,576       3,974,957

        At December 31, 1999, warrants to purchase 3,824,957 shares of common stock were exercisable. The weighted average grant date fair value of the warrants issued during 1999 was estimated at $2.24 for warrants granted at fair market value and $1.72 for warrants granted below fair market value. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 67%, risk-free interest rate of 5.35% and expected lives of 7 years.

        STOCK OPTIONS PLANS

        The Company has the following active stock options plans: the 1995 Non-Statutory Stock Option Plan, the 1996 Incentive Stock Plan and the 1998 Incentive Stock Option Plan. These plan were adopted to attract and retain key employees, directors, officers and consultants and are administered by the Compensation Committee appointed by the Board of Directors.

        1995 NON-STATUTORY STOCK OPTION PLAN

        The Compensation Committee determined the number of options granted to key employees, the vesting period and the exercise price provided they were not below market value on the date of the grant for the 1995 Non-Statutory Stock Option Plan ("the 1995 Plan"). In most cases, the options vest over a two-year period and terminate ten years from the date of grant. The 1995 Plan will terminate during May 2005 unless terminated earlier within the provisions of the 1995 Plan. On June 12, 1996, the Board of Directors determined that no further options would be granted under the 1995 Plan.

        Option activity under the 1995 Plan for the three years ended December 31, 1999 was as follows:

                                                                     Weighted Average
                                                       Shares         Exercise Price
                                                       ------         --------------
        Balance as of December 31, 1996                 350,293           $1.238
           Exercised                                  (119,070)           $1.001
           Cancelled                                          -           $0.425
                                                     ----------
         Balance as of December 31, 1997                231,223           $1.398
           Exercised                                  (158,333)           $1.213
           Cancelled                                    (8,888)           $0.425
                                                     ----------
        Balance as of December 31, 1998                  64,002           $1.855
           Exercised                                   (53,400)           $1.726
        Balance as of December 31, 1999                  10,602           $2.505
                                                     ==========

        1996 INCENTIVE STOCK PLAN

        During June 1996, the Company adopted the 1996 Incentive Stock Plan ("the 1996 Plan"), under which incentive stock options, non-qualified stock options and restricted share awards may be made to the Company's key employees, directors, officers and consultants. Both incentive stock options and options that are not qualified under Section 422 of the

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


        Internal Revenue Code of 1986, as amended ("non-qualified options"), are available under the 1996 Plan. The options are not transferable and are subject to various restrictions outlined in the 1996 Plan. The Compensation Committee or the Board of Directors determines the number of options granted to key employees, officers or consultants, the vesting period and the exercise price provided that they are not below fair market value. The 1996 Plan will terminate during June 2006 unless terminated earlier by the Board of Directors.

        On February 17, 1998, the Company's Board of Directors authorized an offer to reset the exercise price of all full-time employees' (other than the President and any vice presidents) incentive stock options and non-qualified stock options granted under the 1996 Plan. If accepted by the option holder, such options were replaced with non-qualified options at the new exercise price of $2.625 per share. To have been eligible for repricing, a participant must: 1) have been a full-time employee on February 17, 1998; 2) have agreed to remain an employee of the Company until August 17, 1998, and 3) have accepted the offer by February 24, 1998.

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



        Option activity under the 1996 Plan for the three years ended December 31, 1999 was as follows:
                                                             Weighted Average
                                               Shares         Exercise Price
                                               ------         --------------

        Balance as of December 31, 1996       1,153,671            $4.312

             Granted                          1,315,501            $4.272
             Exercised                        (298,838)            $3.818
             Cancelled                        (198,299)            $5.106
                                             ----------
        Balance as of December 31, 1997       1,972,035            $4.243

             Granted                            558,667            $2.78
             Exercised                         (35,000)            $2.625
             Cancelled                        (613,326)            $4.28
                                             ----------
        Balance as of December 31, 1998       1,882,376            $3.221



             Granted                                  -
             Exercised                        (677,479)           $3.438
             Cancelled                        (290,666)           $2.787
             Expired                           (99,250)           $2.785
                                             ----------
        Balance as of December 31, 1999         814,981           $3.268
                                             ==========

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

        Option activity under the 1998 Plan for the two years ended December 31, 1999 was as follows:
                                                              Weighted Average
                                                  Shares       Exercise Price
                                                  ------       --------------
            Balance as of December 31, 1997            -           -
            Granted                              712,000          $2.694
            Exercised                                  -           -
            Cancelled                           (101,000)         $2.688
                                                ---------

            Balance as of December 31, 1998      611,000          $2.695
            Granted                            1,641,500          $2.328

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


            Exercised                           (117,750)         $2.53
            Cancelled                           (437,000)         $2.507
            Expired                               (7,500)         $2.688
                                               ----------
            Balance as of December 31, 1999    1,690,250          $2.40
                                               =========

        Awards may be granted under the 1998 Plan with respect to a total of 2,500,000 shares of Common Stock.

        For all of its plans, the Company measures compensation expense for its employee stock-based compensation using the intrinsic value method and provides pro forma disclosures of net loss as if the fair value method had been applied in measuring compensation expense. Under the intrinsic value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the fair value of the underlying stock on the date of grant, compensation expense is to be recognized over the applicable vesting period. The effect of applying SFAS 123's fair value method to the Company's stock based awards is not necessarily representative of the effects on reported net income for future years, due to, among other things, the vesting period of the stock options and the fair value of additional stock options in future years.

                                                                   Year ended December 31,
                                                                   -----------------------
                                                           1997              1998             1999
                                                          -----             -----            -----
        Loss attributable to holders of common
            stock:
              As reported                           $10,827,939        $9,407,030       $9,952,189
              Pro forma                             $11,142,262       $10,464,134      $10,895,072
        Basic and diluted loss per share
            attributable to holders of common stock:
              As reported                                 $0.84             $0.68            $0.59
              Pro forma                                   $0.87             $0.75            $0.64


        The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1997, 1998 and 1999, respectively: dividend yield of 0% for all periods; expected volatility of 56%, 68% and 92%; risk-free interest rate of 6.0%, 5.3%, and 5.5%; and expected term of 4.0 years for all periods. The weighted-average fair value of the options granted under all of the Company's plans during the years ended December 31, 1997, 1998 and 1999 was $2.039, $1.10 and $1.60, respectively. The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 1997, 1998 and 1999 was $3.96, $3.06 and $2.68, respectively. As of December 31, 1999, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 8.9 years and the number of options exercisable is 403,457.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS



 7.     COMMITMENTS AND CONTINGENCIES

        LEASES

        The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 1999 are as follows:


                                                     Operating    Capital
             2000
             2001                                     $881,668     $100,739
             2002                                      612,385       83,499
             2003                                      576,590       50,059
             2004                                      341,199            -
                                                             -            -
                                                      --------     --------
             Total minimum payments
                                                     $2,411,842    $234,297
                                                     ==========    ========

             Interest                                              (35,757)
                                                                   --------

             Present value of capital lease obligations             198,540
             Less:  current portion                                (78,794)

             Capital lease obligations non-current               $  119,746
                                                                 ==========

        Rent expense was $550,693, $701,133 and $919,550 for the years ended December 31, 1997, 1998 and 1999, respectively.

        At December 31, 1999, the Company's future minimum sublease rental income payments with respect to certain non-cancelable operating leases with terms in excess of one year are as follows:

             2000                       $  206,081
             2001                           61,573
                                        ----------
             Total minimum payments     $  267,654
                                        ==========


        CONTINGENCIES

        On January 27, 2000, a class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court of Maryland on behalf of purchasers of the Company's common stock on November 30, 1999. The lawsuit seeks unspecified monetary damages. The Company believes the lawsuit is without merit and intends to defend against it vigorously.

        In the fourth quarter of 1999, the Company agreed to settlement terms with Network Associates, Inc. relating to disputed amounts owed between the two parties. The Company accrued the net settlement costs of $515,000 as of December 31, 1999 and recorded revenues of approximately $386,000 in the fourth quarter.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


8.      EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

        The Company has a 401(K) plan (the "Plan") for all employees over the age of 21. Contributions are made through voluntary employee salary reductions, up to 15% of their annual compensation, and discretionary matching by the Company. Employer contributions vest based on the participant's number of years of continuos service. A participant is fully vested after six years of continuous service. There were no employer contributions for the years ended December 31, 1998 or 1999.

9.      SUPPLEMENTAL CASH FLOW DISCLOSURE

        Selected cash payments and noncash activities were as follows:

                                                                       Year  ended  December 31,
                                                                       -------------------------
                                                                1997            1998             1999
                                                                ----            ------          ------
      Cash paid for interest                                $  13,130         $      -         $728,221
      Noncash investing and financing activities:
           Capital lease obligations incurred                 302,147                -                -
           Notes repaid from return and retirement of
                  common stock                                 32,909          115,953                -
           Deemed dividend on preferred stock                 600,000          102,755                -
           Issuance of stock options to consultants                 -                -           93,764
           Collection and forgiveness of subscriptions
                  receivable                                        -                -           46,236
            Conversion of  Preferred Stock to
                  Common Stock                                      -        1,538,000

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


10.    NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:


                                                                       YEAR ENDED DECEMBER 31,
                                                  -----------------------------------------------------------
                                                     1997                      1998                  1999
                                                  -----------              ------------           ------------
Numerator:
    Loss before extraordinary item                $(10,215,339)             $(9,193,396)         $(9,307,892)
    Less: Dividend on preferred stock                  (12,600)                (110,879)            (272,245)
          Deemed dividend on preferred
            stock                                     (600,000)                (102,755)                  -
                                                  -------------             ------------         --------------
    Net loss before extraordinary item             (10,827,939)              (9,407,030)          (9,580,137)
          Extraordinary item - early
            extinguishment of debt                          -                        -             (372,052)
                                                  -------------             ------------         --------------
     Net loss attributable to holders of
         common stock                             $(10,827,939)             $(9,407,030)         $(9,952,189)
                                                  =============             ============         ==============

Denominator:
   Denominator for basic net loss per share
   - weighted average shares                         12,868,859               13,898,450           16,938,205

  Effect of dilutive securities:
         Preferred stock                                    -                        -                    -
         Stock options                                      -                        -                    -
         Warrants                                           -                        -                    -
                                                  -------------             ------------         --------------
  Dilutive potential common shares                          -                        -                    -
Denominator for diluted net loss per
         share - adjusted weighted average
         shares                                      12,868,859              13,898,450              16,938,205
                                                  =============             ============         ==============
BASIC AND DILUTED LOSS PER SHARE
  Loss before extraordinary item                  $      (0.84)             $    (0.68)          $       (0.57)

  Extraordinary item - early                                 -                       -                   (0.02)
         extinguishment of debt                   -------------             ------------         --------------
  Net loss attributable to holders of
         common stock                             $      (0.84)             $    (0.68)          $       (0.59)
                                                  =============             ============         ==============


                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:


                               YEAR ENDED DECEMBER 31,
                        ---------------------------------------
                           1997          1998            1999
                         --------      --------       ---------

Preferred stock:
   Series A                4,000               -              -
   Series B                    -               -      1,287,554
   Series C                    -               -        335,000
Stock options          2,203,258       2,557,378      2,515,833
Warrants                 768,999       1,688,576      3,974,957


11.   SUBSEQUENT EVENTS

      In March 2000, the Company issued 500,000 shares of Common Stock at a purchase price of $4.75 per share to an investor in exchange for $2,375,000.

                                V-ONE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1997, 1998 and 1999

                                                         Additions
                                    Balance at           Charge to                                 Balance at
                                   Beginning of           Cost and                                    End of
     Description                      Period              Expenses             Deductions             Period
ALLOWANCE FOR DOUBTFUL
ACCOUNTS
   December 31, 1997                  $252,395             248,010                  ---               $500,405
   December 31, 1998                   500,405              24,233                  ---                524,638
   December 31, 1999                  $524,638           (220,912)              169,482               $134,244

DEFERRED TAX ASSET  VALUATION
ALLOWANCE
   December 31, 1997                $3,492,784           3,938,959                  ---            $ 7,431,743
   December 31, 1998                 7,431,743           2,017,021                  ---              9,448,764
   December 31, 1999                $9,448,764           5,410,464                  ---            $14,859,228

ALLOWANCE FOR NON-SALABLE
INVENTORY
   December 31, 1997                   $50,000             162,700                  ---               $212,700
   December 31, 1998                   212,700             100,656                  ---                313,356
   December 31, 1999                  $313,356                 ---              225,662                $87,694


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On October 7, 1999, V-ONE Corporation filed a Form 8-K, "Changes in Registrant's Certifying Public Accountant" in which it noted that the Company dismissed the accounting firm of PricewaterhouseCoopers LLP ("PWC") and appointed the accounting firm of Ernst & Young LLP to succeed PWC as its certifying public accountant and to act as its auditors for the fiscal year ended December 31, 1999. The description of the change in auditors is qualified in its entirety by reference to the Company's Form 8-K dated October 7, 1999 and the exhibits filed therewith.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2000.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 11, 2000.



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
FORM 8-K

(a)   Financial Statement Schedule.

See index to Financial Statements on page 29. All required financial statement schedules of the Company are set forth under Item 8 of this Annual Report on Form 10-K.

(b)  Exhibits

Number     Description
------     -----------

3.1        Amended and Restated  Certificate of  Incorporation as of
           July 2, 1996 (1)
3.2        Amended and Restated  Bylaws dated as of February 2, 1998
           (4)
3.3 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock dated September 9, 1996 (1)
3.4 Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (2)
3.5        Certificate  of  Designations  of  Series  A  Convertible
           Preferred Stock (2)
3.6 Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock, dated March 4, 1999(9)
3.7 Certificate of Designations of Series B Convertible Preferred Stock, dated June 11, 1999 (10)
3.8 Certificate of Designations of Series C Preferred Stock, dated September 9, 1999 (11)
9.1        Voting  Trust  Agreement  between Hai Hua Cheng and James
           F. Chen, Trustee (1)
9.2        Voting Trust  Agreement  between  Robert Zupnik and James
           F. Chen, Trustee (1)
9.3        Voting Trust  Agreement  between  Dennis Winson and James
           F. Chen, Trustee (1)
10.1 Employment Agreement between V-ONE Corporation ("V-ONE") and James F. Chen dated as of June 12, 1996 (1)
10.2       V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3       V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4       V-ONE 1996 Incentive Stock Plan (1)
10.5 Software License Agreement between Trusted Information Systems, Inc. ("TIS") and V-ONE executed October 6, 1994
           (1)
10.6       First  Amendment  to  the  Software   License   Agreement
           between TIS and V-ONE (1)
10.7       Second  Amendment  to  the  Software  License   Agreement
           between TIS and V-ONE (1)
10.8       Third  Amendment  to  the  Software   License   Agreement
           between TIS and V-ONE (1)
10.9       Fourth  Amendment  to  the  Software  License   Agreement
           between TIS and V-ONE (1)
10.10 OEM Master License Agreement between RSA Data Security, Inc. ("RSA") and V-ONE dated December 30, 1994 and Amendment Number One to the OEM Master License Agreement between RSA and V-ONE (1)
10.11 Amendment Number Two to the OEM Master License Agreement between RSA and V-ONE and Conversion Agreement dated May 23, 1996 (1)
10.12 Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996 (1)
10.13      Form of Exchange and Purchase  Agreement dated April 1996
           (1)
10.14 Registration Rights Agreement Between V-ONE and JMI Equity Fund II, L.P. ("JMI") (1)
10.15      8% Senior  Subordinated  Note due June 18, 2000 Issued by
           V-ONE to JMI (1)
10.16 Warrant to Purchase 100,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.17 Warrant to Purchase 400,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.18 Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19 Subscription Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.20 Registration Rights Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.21 Commitment Letter dated December 8, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.22 Registration Rights Agreement dated as of December 8, 1997 between V-ONE and Wharton Capital Partners, Ltd. (2)
10.23 Warrant to Purchase 60,000 shares of Common Stock Issued on December 8, 1997 by V-ONE to Wharton Capital Partners, Ltd. (2)

Number     Description
------     -----------
10.24 Letter Agreement between V-ONE and Wharton Capital Partners, Ltd. dated October 22, 1997 (2)
10.25      V-ONE 1998 Incentive Stock Plan (4)
10.26 Warrants dated November 21, 1997 to Purchase 300,000 shares of Common Stock granted to David D. Dawson (4)
10.27 Employment Agreement dated November 21, 1997 between V-ONE and David D. Dawson (4)
10.28 Amendment to Employment Agreement dated November 7, 1997 between V-ONE and Charles B. Griffis (4)
10.29      Amendment  to Section 2.08 of 1996  Incentive  Stock Plan
           (4)
10.30 Lease Agreement dated March 24, 1997 between Bellemead Development Corporation and V-ONE (3)
10.31      Inconvertibility Notice dated September 21, 1998 (5)
10.32 Waiver Agreement, dated as of September 22, 1998, between the Company and Advantage Fund II Ltd. (5)
10.33 Amendment No. 1 dated as of September 22, 1998 to the Registration Rights Agreement between the Company and Advantage Fund II Ltd. (5)
10.34 Warrant to purchase 100,000 shares of Common Stock issued on September 22, 1998 by V-ONE to Advantage Fund II Ltd. (5)
10.35 Warrant to purchase 389,441 shares of Common Stock issued on September 22, 1998 by V-ONE to Advantage Fund II Ltd. (5)
10.36 Waiver Letter, dated November 5, 1998 between the Company and Advantage Fund II Ltd. (6)
10.37 Placement Agent Agreement, dated October 9, 1998, between the Company and LaSalle St. Securities, Inc. (6)
10.38 Amendment No. 1 to Placement Agent Agreement, dated November 9, 1998, between the Company and LaSalle St. Securities, Inc. (6)
10.39 Escrow Agreement, dated October 9, 1998, among the Company, LaSalle St. Securities, Inc. and LaSalle National Bank (6)
10.40 Amendment No. 1 to Escrow Agreement, dated November 9, 1998, among the Company, LaSalle St. Securities, Inc. and LaSalle National Bank (6)
10.41      Form of Subscription Documents (6)
10.42      Form of Addendum #1 to Subscription Documents (6)
10.43      Form of Addendum #2 to Subscription Documents (6)
10.44 Form of Warrant granted to A.L. Giannopoulos to purchase 10,000 shares of the Company's Common Stock (6)
10.45 Form of Warrant granted to William E. Odom to purchase 10,000 shares of the Company's Common Stock (6)
10.46 Amendment No. 1 to Placement Agent Agreement, dated November 16, 1998, between the Company and LaSalle St. Securities, Inc. (7)
10.47 Waiver Letter dated November 18, 1998 between the Company and LaSalle St. Securities, Inc. (7)
10.48      Form of Second Version of Subscription Documents (7)
10.49      Form of  Addendum  #1 to Second  Version of  Subscription
           Documents (7)
10.50      Form of  Addendum  #2 to Second  Version of  Subscription
           Documents (7)
10.51 Warrant dated November 20, 1998 to purchase 50,000 shares of Common Stock issued to LaSalle St. Securities, Inc. (7)
10.52 Employment Agreement dated November 6, 1998 between V-ONE and Charles B. Griffis (9)
10.53 Employment Agreement dated August 1, 1998 between V-ONE and Robert F. Kelly (9)
10.54 Loan and Security Agreement dated February 24, 1999 between V-ONE and Transamerica Business Credit Corporation ("Transamerica") (8)

Number     Description
------     -----------
10.55 Patent and Trademark Security Agreement dated February 24, 1999 between V-ONE and Transamerica (8)
10.56 Security Agreement in Copyrighted Works dated as of February 24, 1999 between V-ONE and Transamerica (8)
10.57 Amendment to Employment Agreement dated as of August 1, 1998 by and between the Company and Jieh-Shan Wang (9)
10.58 Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and James F. Chen (9)
10.59      Subscription   Agreement   for   Series   B   Convertible
           Preferred Stock, dated June 11, 1999 (10)
10.60      Registration Rights Agreement, dated June 11, 1999 (10)
10.61      Non-Negotiable Promissory Note, dated June 11, 1999 (10)
10.62      Form of Series C Preferred Stock Purchase Agreement (11)
10.63 Employment Agreement dated July 1, 1999 by and between the Company and Margaret E. Grayson (12)
10.64 Employment Agreement dated July 1, 1999 by and between the Company and David D. Dawson
23.1       Consent of Ernst & Young LLP, independent auditors
23.2       Consent of PricewaterhouseCoopers LLP
27         Financial  Data Schedule for the Year Ended  December 31,
           1999

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

(9) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-K for the twelve months ended December 31, 1998.

(10) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated June 23, 1999.

(11) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated September 15, 1999.

(12) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-Q for the three months ended June 30, 1999.


(c)   Reports on Form 8-K

           (i) Form 8-K dated October 7, 1999 reporting, under Item 4, the change in the Company's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                V-ONE Corporation

Date: March 29, 2000            By: /s/ David D. Dawson
                                    ------------------------
                                   David D. Dawson
                                   President and Chief Executive Officer


Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature                      Title                              Date


/s/ David D. Dawson            President, Chief Executive         March 29, 2000
-------------------------      Officer and Director
David D. Dawson


/s/ Margaret E. Grayson        Senior Vice President, Chief       March 29, 2000
------------------------       Financial Officer and Treasurer
Margaret E. Grayson            (Principal Financial Officer)



/s/ John F. Nesline            Controller (Principal              March 29, 2000
------------------------       Accounting Officer)
John F. Nesline


/s/ James F. Chen              Director                           March 29, 2000
-------------------------
James F. Chen


/s/ A. L. Giannopoulos         Director                           March 29, 2000
-------------------------
A. L. Giannopoulos


/s/ William E. Odom            Director                           March 29, 2000
-------------------------
William E. Odom