Form 10-Q
period 2000-03-31
V ONE CORP/ DE
filed 2000-05-10
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark One)
           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000

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

                               DELAWARE 52-1953278
                          -------- -------------------
                (STATE OR OTHER JURISDICTION OF (I.R.S. EMPLOYER
               INCORPORATION OR ORGANIZATION) IDENTIFICATION NO.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                    OUTSTANDING AT MAY 10, 2000
            -----                                    ---------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                    20,642,955

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                          PAGE NO.
                                                          -------

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                          3

               Condensed Balance Sheets as of March          3

               Condensed Statements of Operations            4

               Condensed Statements of Cash Flows            5

               Notes to the Condensed Financial              6

Item 2.        Management's Discussion and Analysis          8

Item 3.        Quantitative and Qualitative                  11
               Market Risk

PART II.       OTHER INFORMATION                             12

               Signatures                                    14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                     March 31,    December 31,
                                                       2000           1999
                                                    (unaudited)
                                                    ------------ --------------
  ASSETS
  Current assets:

        Cash and cash equivalents                   $ 7,794,388  $   7,136,943
        Accounts receivable, net                        981,020        854,853
        Finished goods inventory, net                   186,130         46,087
        Prepaid expenses and other current assets       396,392        249,339
                                                    ------------ --------------
              Total current assets                    9,357,930      8,287,222

  Property and equipment, net                           598,972        585,708
  Other assets                                          871,454        902,506
                                                    ------------ --------------
              Total assets                          $10,828,356  $   9,775,436
                                                    ============ ==============

  LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
        Accounts payable and accrued expenses       $ 1,324,320  $   1,157,660
        Deferred income                                 497,157        420,922
        Capital lease obligations - current              78,160         78,794
                                                    ------------ --------------
              Total current liabilities               1,899,637      1,657,376

  Deferred rent                                         148,987        156,711
  Capital lease obligations - noncurrent                101,576        119,746
                                                    ------------ --------------
              Total liabilities                       2,150,200      1,933,833


  Commitments and contingencies

  Shareholders' equity:
  Preferred stock, $.001 par value, 13,333,333
        Series B convertible preferred stock,
              1,287,554 designated,
              issued and outstanding (liquidation
              of $3,000,000)                             1,288           1,288
        Series C redeemable preferred stock,
              500,000 designated; 177,148 and
              and 335,000 shares issued and
              outstanding, respectively (liquidation
              preference of $4,650,000 and
              $8,794,000, respectively)
  Common stock, $0.001 par value; 33,333,333 shares
              authorized; 20,378,163 and 18,233,780
              shares issued and outstanding,
              respectively                               20,378         18,233
  Accrued dividends payable                             256,442        272,245
  Additional paid-in capital                         49,733,160     47,197,893
  Notes receivable from sales of common stock                 -         (3,785)
  Accumulated deficit                               (41,333,289)   (39,644,606)
                                                    ------------ --------------
              Total shareholders' equity              8,678,156      7,841,603
                                                    ------------ --------------
              Total liabilities and shareholders'   $10,828,356  $   9,775,436
                  equity                            ============ ==============

         The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS


                                        Three months         Three months
                                            ended              ended
                                          March 31,           March 31,
                                            2000                1999
                                         (unaudited)         (unaudited)
                                          ----------         -----------

         Revenues:
            Products                      $1,133,453          $1,369,249
            Consulting and services          250,468             327,223
                                          ----------         -----------
              Total revenues               1,383,921           1,696,472


         Cost of revenues:
            Products                          70,514             162,456
            Consulting and services           12,481              19,933
                                          ----------         -----------
              Total cost of revenues          82,995             182,389
                                          ----------         -----------
         Gross profit                      1,300,926           1,514,083


         Operating expenses:
            Sales and marketing            1,204,434           1,507,697
            General and administrative       724,779             935,838
            Research and development         932,398           1,181,055
                                          ----------         -----------
              Total operating expenses     2,861,611           3,624,590
                                          ----------         -----------

         Operating loss                   (1,560,685)          (2,110,50)

         Other income (expense):
            Interest expense                  (6,499)            (75,146)
            Interest income                   84,962               6,356
                                          ----------         -----------
              Total other income (expense)    78,463             (68,790)
                                          ----------         -----------
         Net loss                         (1,482,222)         (2,179,297)

         Dividend on preferred stock         206,461                    -
                                          ----------         ------------

         Loss attributable to holders
            of common stock              $(1,688,683)         $(2,179,29)
                                          ==========          ===========

         Basic and diluted loss
            attributable to holders
            of common stock              $     (0.09)         $    (0.13)
                                           ==========         ===========

         Weighted average number of
            common shares outstanding     18,500,300          16,709,123
            common shares                 ===========         ===========


         The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                            Three months    Three months
                                              ended            ended
                                            March 31,         March 31,
                                              2000              1999
                                            (unaudited)      (unaudited)
                                            ----------       -----------

      Cash flows from operating activities:

      Net loss                              $(1,482,22)         $ (2,179,29)
      Adjustments to reconcile net loss to
      Depreciation and amortization              84,936             152,360
      Amortization of deferred financing              -              30,834
      Changes in assets and liabilities:
            Accounts receivable               (126,167)             (36,194)
            Inventory                         (140,043)              (8,012)
            Prepaid expenses and other        (116,001)              84,797
            Deferred income                     76,235             (231,621)
            Deferred rent                       (7,724)                   -
            Accounts payable and accrued       166,660             (166,008)
              expenses                       - --------          -----------
              Net cash used in               (1,544,32)           (2,353,14)
               operating activiites

      Cash flows from investing activities:
            Purchase of property and           (98,201)             (30,458)
            Collection of note receivable        3,785                    -
                                            ----------           ----------
            Net cash used in investing         (94,416)             (30,458)
              activities

      Cash flows from financing activities:
            Exercise of options and warrants    89,037              195,863
            Payment of debt financing costs          -             (185,000)
            Issuance of common stock         2,375,000                 -
            Payment of stock issuance costs   (149,046)                -
            Principal payments on              (18,804)             (15,992)
            Repayment of note payable                -               (5,259)
            Issuance of notes payable                -            3,000,000
                                            ----------           ----------
            Net cash provided by financing
            activities                       2,296,187            2,989,612
                                            ----------           ----------

      Net increase in cash and cash            657,445              606,013

      Cash and cash equivalents at           7,136,943              635,959
      beginning of period
                                            ----------           ----------

      Cash and cash equivalents at end of   $7,794,388           $1,241,972
      period                                ==========           ==========


         The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

The condensed financial statements for the three-months ended March 31, 2000 and March 31, 1999 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2000 presentation. These changes had no impact on previously reported results of operations.

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

4.    Common and Preferred stock

In March 2000, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of these exercises, 1,619,883 shares of common stock were issued and registered as part of a Form S-3 deemed effective on April 26, 2000. The Series C Preferred Stock was reduced by 157,852 shares as a result of the warrant exercise pursuant to the terms of the September 9, 1999 offering. There were no proceeds generated from this exercise.

5.    Other Events

In March 2000, the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

6.    Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                              Three months ended March 31,
                                            ------------------------------
                                               2000        1999
                                               ----        ----
                                            (unaudited) (unaudited)
                                            ----------- -----------

      Noncash investing and financing activities:

            Redemption of preferred stock    (4,143,61)         -
            Payment of preferred stock        (222,263)         -
            dividends

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,696,000 for the three months ended March 31, 1999 to approximately $1,384,000 for the three months ended March 31, 2000. This decrease was primarily due to lower sales of the Company's network security products as well as maintenance and consulting revenues. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $1,369,000 for the three months ended March 31, 1999 to approximately $1,133,000 for the three months ended March 31, 2000. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased from approximately $327,000 for the three months ended March 31, 1999 to approximately $250,000 for the three months ended March 31, 2000 due principally to a lower number of maintenance contracts provided to customers.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues was approximately 11% and 6% for the three months ended March 31, 1999 and 2000, respectively. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $162,000 for the three months ended March 31, 1999 to approximately $71,000 for the three months ended March 31, 2000. Cost of product revenues as a percentage of product revenues was approximately 12% and 6% for the three months ended March 31, 1999 and 2000, respectively. The dollar and percentage decreases were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware sales, primarily of sales of SmartWall.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately

$20,000 for the three months ended March 31, 1999 to approximately $12,000 for the three months ended March 31, 2000. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 6% and 5% for the three months ended March 31, 1999 and 2000, respectively. The dollar decrease was principally due to a decrease in the number of installations of hardware systems requested by customers and the percentage decrease resulted from this lower cost.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased by $304,000 from approximately $1,508,000 for the three months ended March 31, 1999 to approximately $1,204,000 for the three months ended March 31, 2000. Sales and marketing expenses as a percentage of total revenues were approximately 89% and 87% for the three months ended March 31, 1999 and 2000, respectively. The dollar decrease is mainly due to lower advertising and promotion expenses this year. Sales and marketing expenses are expected to increase in the near term as a result of the Company's increased promotions and trade show expenses. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $936,000 for the three months ended March 31, 1999 to approximately $725,000 for the three months ended March 31, 2000. The decrease was due principally to lower legal and accounting fees this year. General and administrative expenses as a percentage of total revenues were approximately 55% and 52% for the three months ended March 31, 1999 and 2000, respectively. The dollar and percentage decreases in 2000 were principally due to reduced spending on professional fees. The Company anticipates that general and administrative expenses, exclusive of costs associated with financings, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $1,181,000 for the three months ended March 31, 1999 to approximately $932,000 for the three months ended March 31, 2000. Research and development expenses as a percentage of total revenues were approximately 70%
and 67% for the three months ended March 31, 1999 and 2000, respectively. The dollar and percentage decreases were primarily due to lower consulting expense offset in part by higher recruiting fees. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income increased from approximately $6,000 for the three months ended March 31, 1999 to approximately $85,000 for the three months ended March 31, 2000. The increase was attributable to higher levels of cash and cash equivalents. Interest expense represents interest paid or payable on the loans and capitalized lease obligations. Interest expense decreased from approximately $75,000 for the three months ended March 31, 1999 to approximately $6,000 for the three months ended March 31, 2000. The decrease was primarily due to the payoff in the third quarter of 1999 of a loan obtained in the first quarter of 1999.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 1999 and 2000, respectively.

Dividend on Preferred Stock -- The Company provided approximately $206,000 for a dividend on the Series C Preferred Stock during the first quarter of 2000. Under the terms of the Series C Preferred Stock Agreement the Company may elect to pay these related dividends in cash and stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,353,000 and $1,544,000 for the three months ended March 31, 1999 and 2000, respectively. Cash used in operating activities resulted principally from net losses in both periods. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to meet its normal operating requirements over the near term.

The Company's financing activities provided cash of approximately $2,990,000 and $2,296,000 during the three months ended March 31, 1999 and 2000, respectively. In the first quarter of last year the cash was provided primarily by the issuance of a $3.0 million note to a lender, which was paid on September 30, 1999. In March 2000, the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

The Company's net tangible asset balance of $7,841,000 and $8,678,000 at December 31, 1999 and March 31, 2000, respectively, reflects favorably on the resources of the organization.

As of March 31, 2000, the Company had an accumulated deficit of approximately $41,333,000. The Company currently expects to achieve profitability by the fourth quarter of fiscal year 2000. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

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

Part II. Other Information

Item 1. Legal Proceedings

On January 27, 2000, plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively, "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 2000, plaintiff Raj Patel filed a nearly identical Class Action Compliant in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

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

Item 2. Changes in Securities and Use of Proceeds

In March 2000, the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibit and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 2000:

Exhibit Index:

EXHIBIT                             DESCRIPTION
-------                             -----------

27 Financial data schedule for the three months ended March 31, 2000.

(b) There were no reports on Form 8-K filed for the quarter ending March 31, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       V-ONE CORPORATION

                                       Registrant

Date:       May  10, 2000     By:      /s/ Margaret E. Grayson
                                       ------------------------------


                              Name:    Margaret E. Grayson

                              Title:   Senior Vice President and Chief Financial Officer

                                       (Duly authorized officer)