Form 10-Q
period 2000-06-30
V ONE CORP/ DE
filed 2000-08-08
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)
[ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended: June 30, 2000
                                       OR
[   ]                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

             Delaware                           52-1953278
          ----------------------------------------------------
        (State or other jurisdiction of         (I.R.S. Employer
        incorporation or organization)          identification No.)

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at August 7, 2000
               -----                           -----------------------------
Common Stock, $0.001 par value per share              22,118,871

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.            FINANCIAL INFORMATION

Item 1.            Financial Statements                                     3

                   Condensed Balance Sheets as of June 30, 2000             3
                   (unaudited) and December 31, 1999

                   Condensed Statements of Operations (unaudited)           4
                   for the Three and Six Months Ended June 30,
                   2000 and June 30, 1999

                   Condensed Statements of Cash Flows (unaudited)           5
                   for the Six Months Ended June 30, 2000 and
                   June 30, 1999

                   Notes to the Condensed Financial Statements              6
                   (unaudited)

Item 2.            Management's Discussion and Analysis of Financial        8
                   Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures About          10
                   Market Risk

PART II.           OTHER INFORMATION                                       11

                   Signatures                                              13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                 June 30,        December 31,
                                                                   2000              1999
                                                                (unaudited)
                                                               -------------   ---------------

ASSETS
Current assets:
        Cash and cash equivalents                              $   6,393,918   $     7,136,943
        Accounts receivable, net                                   1,108,149           854,853
        Finished goods inventory, net                                256,576            46,087
        Prepaid expenses and other current assets                    171,511           249,339
                                                               -------------   ---------------
               Total current assets                                7,930,154         8,287,222

Property and equipment, net                                          699,093           585,708
Other assets                                                         870,887           902,506
                                                               -------------   ---------------
               Total assets                                    $   9,500,134   $     9,775,436
                                                               =============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable and accrued expenses                  $   1,167,892   $     1,157,660
        Deferred revenue                                             718,828           420,922
        Capital lease obligations - current                           76,035            78,794
                                                               -------------   ---------------
               Total current liabilities                           1,962,755         1,657,376

Deferred rent                                                        141,260           156,711
Capital lease obligations - noncurrent                                84,240           119,746
                                                               -------------   ---------------
               Total liabilities                                   2,188,255         1,933,833

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 13,333,333 shares
  authorized;
        Series B convertible preferred stock, 1,287,554
               designated, issued and outstanding
               (liquidation preference of $3,000,000)                  1,288             1,288
        Series C redeemable preferred stock, 500,000
               designated; 64,237 and 335,000 shares
               issued and outstanding, respectively
               (liquidation preference of $1,686,221 and
               $8,793,750, respectively)                                  64               335
Common stock, $0.001 par value; 33,333,333 shares authorized;
  22,016,034 and 18,233,780 shares issued and
  outstanding, respectively                                           22,016            18,233
Accrued dividends payable                                            129,068           272,245
Additional paid-in capital                                        51,377,137        47,197,893
Deferred stock compensation payable                                 (282,000)                -
Subscriptions receivable                                                   -            (3,785)
Accumulated deficit                                              (43,935,694)      (39,644,606)
                                                               -------------   ---------------
               Total shareholders' equity                          7,311,879         7,841,603
                                                               -------------   ---------------
               Total liabilities and shareholders' equity      $   9,500,134   $     9,775,436
                                                               =============   ===============
                        The accompanying notes are an integral part of these financial statements.

                                        V-ONE CORPORATION
                               CONDENSED STATEMENTS OF OPERATIONS

                                           Three months        Three months         Six months            Six months
                                              ended               ended               ended                 ended
                                          June 30, 2000       June 30, 1999       June 30, 2000        June 30, 1999
                                           (unaudited)         (unaudited)         (unaudited)          (unaudited)
                                         ---------------     ---------------    -----------------     ----------------

Revenue:
   Products                            $         713,298   $         719,168  $         1,846,751  $         2,088,417
   Consulting and services                       362,548             287,500              613,016              614,723
                                       -----------------   -----------------  -------------------  -------------------
      Total revenue                            1,075,846           1,006,668            2,459,767            2,703,140

Cost of revenue:
   Products                                      141,207             217,710              211,234              380,166
   Consulting and services                        10,251              12,679               23,220               32,612
                                       -----------------   -----------------  -------------------  -------------------
      Total cost of revenue                      151,458             230,389              234,454              412,778
                                       -----------------   -----------------  -------------------  -------------------

Gross profit                                     924,388             776,279            2,225,313            2,290,362

Operating expenses:
   Sales and marketing                         1,673,818           1,730,675            3,169,718            3,438,273
   General and administrative                  1,020,654             467,086            1,673,674            1,488,271
   Research and development                      806,526             579,187            1,519,216            1,474,991
                                       -----------------   -----------------  -------------------  -------------------
      Total operating expenses                 3,500,998           2,776,948            6,362,608            6,401,535
                                       -----------------   -----------------  -------------------  -------------------

Operating loss                                (2,576,610)         (2,000,669)          (4,137,295)          (4,111,173)

Other income (expense):
   Interest expense                               (5,839)           (225,869)             (12,338)            (301,016)
   Interest income                                70,748              33,869              155,710               40,226
                                       -----------------  ------------------ -------------------- --------------------
      Total other income (expense)                64,909            (192,000)             143,372             (260,790)
                                       -----------------  ------------------ -------------------- --------------------
Net loss                                      (2,511,701)         (2,192,669)          (3,993,923)          (4,371,963)

Dividend on preferred stock                       90,704                   -              297,165                    -
                                       -----------------   -----------------  -------------------  -------------------

Loss attributable to holders
   of common stock                     $      (2,602,405)  $      (2,192,669) $        (4,291,088) $        (4,371,963)
                                       =================   =================  ===================  ===================

Basic and diluted loss per share
   attributable to holders of
   common stock                        $            (0.12) $           (0.13) $             (0.22) $             (0.26)
                                       ==================  =================  ===================  ===================

Weighted average number of
      common shares outstanding                20,945,663          16,773,553           19,722,981           16,741,757
                                       ==================  ================== ====================  ===================

           The accompanying notes are an integral part of these financial statements.

                                     V-ONE CORPORATION
                             CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six months             Six months
                                                          ended                 Ended
                                                      June 30, 2000         June 30, 1999
                                                       (unaudited)            (unaudited)
                                                     ---------------       ---------------

Cash flows from operating activities:
Net loss                                                $ (3,993,923)         $ (4,371,963)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Depreciation and amortization                                177,642               336,449
Stock compensation                                            94,000                     -
Amortization of deferred financing costs                           -               155,424
Changes in operating assets and liabilities:
      Accounts receivable, net                              (253,296)              (77,995)
      Inventory, net                                        (210,488)              110,275
      Prepaid expenses and other assets                      109,447               152,816
      Deferred revenue                                       297,906              (220,965)
      Deferred rent                                          (15,450)                    -
      Accounts payable and accrued expenses                   10,232                35,985
                                                     ---------------       ---------------
            Net cash used in operating activities         (3,783,930)           (3,879,974)

Cash flows from investing activities:
      Net purchases of property and equipment               (291,027)              (75,562)
      Collection of note receivable                            3,785                   678
                                                     ----------------      ---------------
            Net cash used in investing activities           (287,242)              (74,884)

Cash flows from financing activities:
      Exercise of options and warrants                       157,973               197,174
      Payment of debt financing costs                              -              (210,000)
      Issuance of common stock                             3,375,000                     -
      Issuance of preferred stock, net of
        subscriptions receivable                                   -               995,729
      Payments of stock issuance costs                      (166,547)              (17,500)
      Payment of preferred stock dividends                       (14)                    -
      Principal payments on capital lease obligations        (38,265)              (33,849)
      Repayment of notes payable                                   -                (5,259)
      Issuance of notes payable                                    -             3,000,000
                                                     ---------------       ---------------
            Net cash provided by financing                 3,328,147             3,926,295
              activities                             ---------------       ---------------

Net decrease in cash and cash equivalents                   (743,025)              (28,563)

Cash and cash equivalents at beginning of period           7,136,943               635,959
                                                     ---------------       ---------------
Cash and cash equivalents at end of period              $  6,393,918          $    607,396
                                                     ===============       ===============

   The accompanying notes are an integral part of these financial statements.

V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

1.      Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2000 and June 30, 1999 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2000 presentation. These changes had no impact on previously reported results of operations.

2.      Common and Preferred Stock

In the six months ended June 30, 2000, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of these exercises, 2,707,630 shares of common stock were issued and registered as part of a Form S-3 deemed effective on April 26, 2000. A second Form S-3 was filed on July 5, 2000. Included within this registration statement were dividend shares representing 93,092 shares of common stock which were issued during the quarter ending June 30, 2000. The Series C Preferred Stock was reduced by 270,763 shares as a result of the warrant exercise pursuant to the terms of the September 9, 1999 offering. There were no proceeds generated from these exercises.

Restricted common stock amounting to 158,316 shares were issued to certain selected employees as compensation in the second quarter of 2000, 25% of which vested immediately, with the remaining shares vesting over the next three quarters.

In June 2000, the Company issued, pursuant to Rule 506 of Regulation D, 274,967 shares of Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000. These shares were included in the Form S-3 filed on July 5, 2000. A licensing agreement was also signed with Citrix Systems, Inc. in the second quarter.

3.      Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                     Six months ended June 30,
                                                         2000          1999
                                                      (unaudited)   (unaudited)
                                                     ------------- -------------

        Noncash investing and financing activities:
                Redemption of preferred stock         (7,107,529)            -
                Payment of preferred stock dividends    (440,342)            -

4.      Net Loss Per Share

           The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months     Three Months      Six Months       Six Months
                                                        ended            ended            ended            ended
                                                    June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                   ---------------------------------------------------------------------

              Numerator:
              Net loss                               $(2,511,701)     $(2,192,669)     $(3,993,923)     $(4,371,963)
              Less: Dividend on preferred stock          (90,704)               -         (297,165)               -
                                                   ---------------------------------------------------------------------
              Net loss attributable to holders of
              common stock                           $(2,602,405)     $(2,192,669)     $(4,291,088)     $(4,371,963)
                                                   =====================================================================
              Denominator:
              Denominator for basic and diluted
              net loss per share - weighted
              average shares                          20,945,663       16,773,553       19,722,981       16,741,757
                                                   =====================================================================

              Basic and diluted loss per share
              Net loss attributable to holders of
              common stock                           $     (0.12)     $     (0.13)     $     (0.22)     $     (0.26)
                                                   =====================================================================


           Due to their anti-dilutive effect, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

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

RESULTS OF OPERATIONS

REVENUE

Total revenue increased 7% from approximately $1,007,000 for the three months ended June 30, 1999 to approximately $1,076,000 for the three months ended June 30, 2000. This increase was primarily due to higher maintenance and consulting revenue. For the six months ended June 30, 2000, total revenue decreased 9% to approximately $2,460,000 from approximately $2,703,000 for the same period in 1999. The decline was caused mainly by a drop in the sales of firewall products, off approximately $519,000, or (74%). Sales of seat licenses for the first six months of 2000 increased by $221,000, or 17% compared to the same period of 1999. Product revenue is derived principally from software licenses and the sale of hardware products. Product revenue was essentially unchanged from approximately $719,000 for the three months ended June 30, 1999 to approximately $714,000 for the three months ended June 30, 2000. For the six months ended June 30, 2000, total product revenue decreased 12% to approximately $1,847,000 from approximately $2,088,000 for the same period in 1999. Consulting and services revenue is derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenue increased from approximately $288,000 for the three months ended June 30, 1999 to approximately $363,000 for the three months ended June 30, 2000 due principally to retroactive maintenance contracts. Consulting and services revenue for the six months ending June 30, 2000 was approximately $613,000, down $2,000 from approximately $615,000 for the same period in 1999.

COST OF REVENUE

Total cost of revenue as a percentage of total revenue was approximately 23% and 14% for the three months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, total cost of revenue decreased to approximately $234,000 from approximately $413,000 for the same period in 1999. Total cost of revenue is comprised of cost of product revenue and cost of consulting and services revenue, as well as reserves taken for slow moving inventory. In the second quarter of 1999, reserves were created for $124,000 for slow moving stocks of card readers and older versions of firewalls.

Cost of product revenue consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenue decreased from approximately $218,000 for the three months ended June 30, 1999 to approximately $141,000 for the three months ended June 30, 2000. Cost of product revenue as a percentage of product revenue was approximately 30% and 20% for the three months ended June 30, 1999 and 2000, respectively. For the six months ended June 30, 2000, total cost of product revenue decreased to approximately $211,000 from approximately $380,000 for the same period in 1999, due in part to inventory obsolescence reserves created in 1999. Cost of product revenue as a percentage of product revenue was approximately 11% and 18% for the six months ended June 30, 1999 and 2000, respectively. The dollar and percentage decreases in 2000 were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware and third-party firewall sales.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenue decreased from approximately $13,000 for the three months ended June 30, 1999 to approximately $10,000 for the three months ended June 30, 2000. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 4% and 3% for the three months ended June 30, 1999 and 2000, respectively. The dollar and percentage decreases were principally due to a decrease in the number of installations of hardware systems requested by customers. Cost of consulting and services revenue decreased from approximately $33,000 for the six months ended June 30, 1999 to approximately $23,000 for the six months ended June 30, 2000. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 5% and 4% for the six months ended June 30, 1999 and 2000, respectively.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased by $57,000 from approximately $1,731,000 for the three months ended June 30, 1999 to approximately $1,674,000 for the three months ended June 30, 2000. Sales and marketing expenses as a percentage of total revenue were approximately 172% and 156% for the three months ended June 30, 1999 and 2000, respectively. The dollar decrease is mainly due to lower advertising and promotion expenses this year. For the six months ended June 30, 2000, total sales and marketing decreased 8% to approximately $3,170,000 from approximately $3,438,000 for the same period in 1999, again due to lower advertising and promotion expenses. Sales and marketing expenses are expected to increase in the near term as a result of the Company's new product introductions and trade show expenses. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $467,000 for the three months ended June 30, 1999 to approximately $1,020,000 for the three months ended June 30, 2000. The increase was due principally to higher legal and accounting fees in the quarter just ended. General and administrative expenses as a percentage of total revenue were approximately 46% and 95% for the three months ended June 30, 1999 and 2000, respectively. The dollar and percentage increases in 2000 were principally due to increased spending on professional fees. For the six months ended June 30, 2000, total general and administrative increased 12.5% to approximately
$1,674,000 from approximately $1,488,000 for the same period in 1999. The Company anticipates that general and administrative expenses, exclusive of costs associated with financings, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $579,000 for the three months ended June 30, 1999 to approximately $807,000 for the three months ended June 30, 2000. Research and development expenses as a percentage of total revenue were approximately 58% and 75% for the three months ended June 30, 1999 and 2000, respectively. The dollar and percentage increases were primarily due to higher wage related costs as well as consulting and recruiting fees. For the six months ended June 30, 2000, total research and development expenses increased 3.0% to approximately $1,519,000 from approximately $1,475,000 for the same period in 1999. Higher staff costs and recruiting expenses were offset in part by lower consulting expenses when comparing the first half of this year to the same period in 1999. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenue. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income increased from approximately $34,000 for the three months ended June 30, 1999 to approximately $71,000 for the three months ended June 30, 2000. For the six months ended June 30, 2000, total interest income increased 287% to approximately $156,000 from approximately $40,000 for the same period in 1999. The increase was attributable to higher levels of cash and cash equivalents. Interest expense represents interest paid or payable on the loans and capital lease obligations. Interest expense decreased from approximately $226,000 for the three months ended June 30, 1999 to approximately $6,000 for the three months ended June 30, 2000. The decrease was primarily due to the payoff in the third quarter of 1999 of a loan obtained in the first quarter of 1999. For the six months ended June 30, 2000, total interest expense decreased 96% to approximately $12,000 from approximately $301,000 for the same period in 1999.

Income Taxes -- The Company did not incur income tax expense as a result of the net loss incurred during the six months ended June 30, 1999 and 2000, respectively.

Dividend on Preferred Stock -- The Company provided approximately $91,000 for a dividend on the Series C Preferred Stock during the second quarter of 2000, and $297,000 for the six months period ending June 30, 2000. Under the terms of the Series C Preferred Stock Agreement the Company may elect to pay these related dividends in cash and or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,880,000 and $3,784,000 for the six months ended June 30, 1999 and 2000, respectively. Cash used in operating activities resulted principally from net losses in both periods. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to meet its normal operating requirements over the near term.

The Company's financing activities provided cash of approximately $3,926,000 and $3,328,000 during the six months ended June 30, 1999 and 2000, respectively. In the first six months of last year the cash was provided primarily by the issuance of a $3.0 million note to a lender, which was paid on September 30, 1999. In the first six months of this year the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000 and 274,967 shares Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.

The Company's net tangible asset balance of $7,841,000 and $7,312,000 at December 31, 1999 and June 30, 2000, respectively, reflects favorably on the resources of the organization.

As of June 30, 2000, the Company had an accumulated deficit of approximately $43,936,000. The Company currently expects to achieve profitability by the fourth quarter of fiscal year 2000. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

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

Part II. Other Information

Item 1.  Legal Proceedings

On June 1, 2000 in the United States District Court for the District of Maryland, George McMeen, et al. Plaintiffs vs. V-ONE Corporation, et al., Defendants; in accordance with the proceedings held in this matter of May 31, 2000, the status is as follows: Defendants need not respond to the Complaint. By July 14, Plaintiffs shall file an Amended Complaint. By August 31, Defendants shall move to dismiss the Amended Complaint. By October 16, Plaintiffs shall respond. By October 31, Defendant shall file a reply. Argument on pending motions and a scheduling conference shall be held on Friday, December 1, commencing at 10:00 a.m.

On June 1, 2000 in the United States District Court for the District of Maryland, Raj Patel, et al. Plaintiffs vs. V-ONE Corporation, et al., Defendants, an order staying and administratively closing case pending related proceedings was issued as follows: It appears that the issues presented in this class action law suit are the same as those presented in McMeen v. V-ONE Corp., MJG-00-263 (the "related proceedings"). Accordingly, no purpose is served by keeping this case on the Court's active docket. Accordingly: This case is STAYED pending the related proceedings. The Clerk of the Court shall ADMINISTRATIVELY CLOSE this case for possible reopening pursuant to further Order of this Court upon the application (by December 31, 2002) of any party hereto based upon the resolution of the related proceedings or other good cause. The administrative closing of this case shall not affect any rights of the parties in this, or any other proceeding. If any party can show that the fact that this case is administratively closed rather than minimally open will have genuine adverse effect on that party, the Court will consider formally reopening the case to prevent such adverse effect.

Item 2.  Changes in Securities and Use of Proceeds

In June 2000, the Company issued, pursuant to Rule 506 of Regulation D 274,967 shares Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 11, 2000, the following items were voted on at the Annual Meeting of stockholders:

                                                                                            Broker
Proposal                                                For       Against      Abstain    Non-Votes
--------                                                ---       -------      -------    ---------
1.   Proposal One:
      election of :
      A.L. Giannopoulos                              16,786,651     577,115      N/A         N/A
      Margaret E. Grayson                            16,786,651     577,115      N/A         N/A
      as directors for the term ending 2003.

2.  Ratification of auditors                         18,813,801      33,215       17,820     N/A

3.   Amendment of Certificate of Incorporation       18,045,320     759,170       60,346     N/A

4.   Amendment of 1998 Incentive Stock Plan           7,532,551   1,218,418       72,676  10,135,257

Item 5.  Other Information

None.

Item 6.  Exhibit and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2000:

Exhibit                             Description
-------                             -----------

27      Financial data schedule for the three months ended June 30, 2000.

(b) There were no reports on Form 8-K filed for the quarter ended June 30, 2000.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            V-ONE CORPORATION

                                            Registrant



Date:          August 7, 2000       By:      /s/ Margaret E. Grayson
                                             ----------------------------

                                    Name:    Margaret E. Grayson

                                    Title:   Senior Vice President and Chief
                                             Financial Officer

                                             (Duly authorized officer)