Form 10-Q
period 2000-09-30
V ONE CORP/ DE
filed 2000-11-03
CIK 1008946

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at November 3, 2000
              -----                              -------------------------------
Common Stock, $0.001 par value per share                    22,126,871

                                V-ONE Corporation

                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                        Page No.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                                3

           Condensed Balance Sheets as of September 30, 2000 (unaudited)       3
           and December 31, 1999

           Condensed  Statements  of Operations  (unaudited)  for the          4
           Three  and Nine  Months  Ended  September  30,  2000 and
           September 30, 1999

           Condensed  Statements  of Cash Flows  (unaudited)  for the          5
           Nine Months Ended  September  30, 2000 and September 30,
           1999

           Notes to the Condensed Financial Statements (unaudited)             6

Item 2.    Management's Discussion and Analysis of Financial Condition and     8
           Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                     11
           Market Risk

PART II.   OTHER INFORMATION                                                  12

           Signatures                                                         14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION

                            CONDENSED BALANCE SHEETS


                                                                              September 30,         December 31,
                                                                                   2000                 1999
                                                                               (unaudited)
                                                                            ------------------  ------------------
ASSETS
Current assets:

         Cash and cash equivalents                                          $       4,199,730   $       7,136,943
         Accounts receivable, net                                                   1,001,310             854,853
         Finished goods inventory, net                                                272,563              46,087
         Prepaid expenses and other current assets                                    221,847             249,339
                                                                            ------------------  ------------------
                  Total current assets                                              5,695,450           8,287,222

Property and equipment, net                                                           952,174             585,708
Other assets                                                                          447,847             902,506
                                                                            ------------------  ------------------
                  Total assets                                              $       7,095,471   $       9,775,436
                                                                            ==================  ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Accounts payable and accrued expenses                              $       1,065,059   $       1,157,660
         Deferred revenue                                                             981,087             420,922
         Capital lease obligations - current                                           73,810              78,794
                                                                            ------------------  ------------------
                  Total current liabilities                                         2,119,956           1,657,376

Deferred rent                                                                         131,271             156,711
Capital lease obligations - noncurrent                                                 66,322             119,746
                                                                            ------------------  ------------------
                  Total liabilities                                                 2,317,549           1,933,833

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.001 par value, 13,333,333 shares  authorized;
     Series B convertible preferred stock, 1,287,554 designated, issued
           and outstanding (liquidation preference of $3,000,000)                       1,288               1,288
     Series C redeemable preferred stock, 500,000 designated; 54,714 and 335,000 shares issued and outstanding, respectively
           (liquidation preference of $1,436,243 and $8,793,750,
           respectively)                                                                   55                 335
Common stock, $0.001 par value; 33,333,333 shares authorized;
         22,126,871 and 18,233,780 shares issued and outstanding,
         respectively                                                                  22,127              18,233
Accrued dividends payable                                                             144,710             272,245
Additional paid-in capital                                                         51,471,405          47,197,893
Deferred stock compensation payable                                                  (188,000)                  -
Subscriptions receivable                                                                    -              (3,785)
Accumulated deficit                                                               (46,673,663)        (39,644,606)
                                                                            ------------------  ------------------
                  Total shareholders' equity                                        4,777,922           7,841,603
                                                                            ------------------  ------------------
                  Total liabilities and shareholders' equity                $       7,095,471   $       9,775,436
                                                                            ==================  ==================

   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                          Three months        Three months        Nine months          Nine months
                                              ended               ended              ended                ended
                                          September 30,       September 30,       September 30,        September 30,
                                              2000                1999                2000                  1999
                                           (unaudited)         (unaudited)         (unaudited)          (unaudited)
                                         ----------------    ----------------   ------------------    -----------------
Revenue:
      Products                         $         387,844   $         638,364  $         2,234,595  $         2,726,781
      Consulting and services                    257,641             294,530              870,658              909,253
                                       ------------------  ------------------ -------------------- --------------------
               Total revenue                     645,485             932,894            3,105,253            3,636,034

Cost of revenue:
      Products                                    73,566             127,697              284,800              507,863
      Consulting and services                     71,053              17,682               94,273               50,294
                                       ------------------  ------------------ -------------------- --------------------
         Total cost of revenue                   144,619             145,379              379,073              558,157
                                       ------------------  ------------------ -------------------- --------------------

Gross profit                                     500,866             787,515            2,726,180            3,077,877

Operating expenses:
      Sales and marketing                      1,604,985           1,535,390            4,774,703            4,973,662
      General and administrative                 810,489             707,336            2,484,163            2,195,607
      Research and development                   890,820             605,426            2,410,036            2,080,418
                                       ------------------  ------------------ -------------------- --------------------
         Total operating expenses              3,306,294           2,848,152            9,668,902            9,249,687
                                       ------------------  ------------------ -------------------- --------------------

Operating loss                                (2,805,428)         (2,060,637)          (6,942,722)          (6,171,810)

Other income (expense):
      Interest expense                            (5,196)           (592,600)             (17,534)            (893,616)
      Interest income                            109,266              15,186              264,977               55,412
                                       ------------------  ------------------ -------------------- --------------------
         Total other income (expense)            104,070            (577,414)             247,443             (838,204)
                                       ------------------  ------------------ -------------------- --------------------
Net loss                                      (2,701,358)         (2,638,051)          (6,695,279)          (7,010,014)

Dividend on preferred stock                       36,612              50,594              333,778               50,594
                                       ------------------  ------------------ -------------------- --------------------

Loss attributable to holders
      of common stock                  $      (2,737,970)  $      (2,688,645) $        (7,029,057) $        (7,060,608)
                                       ==================  ================== ==================== ====================
Basic and diluted loss per share
      attributable to holders of
      common stock                     $           (0.12)  $           (0.16) $             (0.34) $             (0.42)
                                       ==================  ================== ==================== ====================
Weighted average number of
      common shares outstanding               22,036,612          16,847,796           20,478,168           16,777,492
                                       ==================  ================== ==================== ====================


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Nine months         Nine months
                                                                      ended               Ended
                                                                September 30, 2000   September 30, 1999
                                                                    (unaudited)         (unaudited)
                                                                ------------------  --------------------
Cash flows from operating activities:

Net loss                                                           $ (6,695,279)         $ (7,010,014)
Adjustments to reconcile net loss to net cash
      used in operating activities:

Depreciation and amortization                                           287,666               504,775
Stock compensation                                                      249,679                     -

Amortization of deferred financing costs                                      -               405,000
Changes in operating assets and liabilities:
      Accounts receivable, net                                         (146,457)              (61,428)
      Inventory, net                                                   (226,476)              176,029
      Prepaid expenses and other assets                                 482,150               258,014
      Deferred revenue                                                  560,166              (320,309)
      Deferred rent                                                     (25,440)                    -
      Accounts payable and accrued expenses                             (92,601)             (474,779)
                                                                ----------------  --------------------
            Net cash used in operating activities                    (5,606,592)           (6,522,712)

Cash flows from investing activities:

      Net purchases of property and equipment                          (654,132)             (131,938)
      Collection of note receivable                                       3,785                   678
                                                                ----------------  --------------------
            Net cash used in investing activities                      (650,347)             (131,260)

Cash flows from financing activities:

      Exercise of options and warrants                                  169,697             1,037,243
      Payment of debt financing costs                                         -              (210,000)
      Issuance of common stock                                        3,375,000                     -
      Issuance of preferred stock, net of subscriptions receivable            -            11,793,750
      Payments of stock issuance costs                                 (166,547)             (933,232)
      Payment of preferred stock dividends                                  (16)                    -
      Principal payments on capital lease obligations                   (58,408)              (51,760)

      Repayment of notes payable                                              -                (5,259)
      Issuance of notes payable                                               -             2,900,000
                                                                ----------------  --------------------
            Net cash provided by financing activities                 3,319,726            14,530,742
                                                                ----------------  --------------------
Net (decrease) increase in cash and cash equivalents                 (2,937,213)            7,876,770
Cash and cash equivalents at beginning of period                      7,136,943               635,959
                                                                ----------------  --------------------
Cash and cash equivalents at end of period                          $ 4,199,730          $  8,512,729
                                                                ================  ====================

   The accompanying notes are an integral part of these financial statements.

V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

1.      Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2000 and September 30, 1999 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1998 and 1999 and for the three years in the period ended December 31, 1999, which are included in the Company's 1999 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results expected for the full year ending December 31, 2000.

Certain prior year amounts have been reclassified to conform to the 2000 presentation. These changes had no impact on previously reported results of operations.

2.      Common and Preferred Stock

In the nine months ended September 30, 2000, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of these exercises, 2,802,860 shares of common stock were issued. 97,449 shares of common stock were issued as dividends on the Series C Preferred Stock during the nine months ending September 30, 2000. The Series C Preferred Stock was reduced by 280,286 shares as a result of the warrant exercises pursuant to the terms of the September 9, 1999 offering. There were no proceeds generated from these exercises.

Restricted common stock amounting to 158,316 shares were issued to certain selected employees as compensation in the second quarter of 2000, 50% of which have vested as of September 30, 2000, with the remaining shares vesting over the next two quarters.

In June 2000, the Company issued, pursuant to Rule 506 of Regulation D, 274,967 shares of Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000. A licensing agreement was also signed with Citrix Systems, Inc. in the second quarter.

3.      Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                     Nine months ended September
                                                                 30,
                                                        2000             1999
                                                    (unaudited)      (unaudited)
                                                   -------------   -------------

      Noncash investing and financing activities:
       Redemption of preferred stock                (7,357,508)              -
       Payment of preferred stock dividends           (461,313)              -

4.      Net Loss Per Share

              The following table sets forth the computation of basic and diluted net loss per share:

                                              Three Months     Three Months      Nine Months      Nine Months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,    September 30,    September 30,
                                                  2000             1999             2000             1999
                                             ---------------------------------------------------------------------
        Numerator:
        Net loss                                 $(2,701,358)     $(2,638,051)     $(6,695,279)     $(7,010,014)
        Less: Dividend on preferred stock            (36,612)         (50,594)        (333,778)         (50,594)
                                             ---------------------------------------------------------------------
        Net loss attributable to holders of
        common stock                            $ (2,737,970)    $ (2,688,645)    $ (7,029,057)    $ (7,060,608)
                                             =====================================================================

        Denominator:
        Denominator for basic and diluted
        net loss per share - weighted
        average shares                            22,036,612       16,847,796       20,478,168       16,777,492
                                             =====================================================================

        Basic and diluted loss per share
        Net loss attributable to holders of
        common stock                             $     (0.12)      $    (0.16)      $    (0.34)     $     (0.42)
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

RESULTS OF OPERATIONS

REVENUE

Total revenue decreased 31% from approximately $933,000 for the three months ended September 30, 1999 to approximately $645,000 for the three months ended September 30, 2000. This decrease was primarily due to lower product revenue. For the nine months ended September 30, 2000, total revenue decreased 15% to approximately $3,105,000 from approximately $3,636,000 for the same period in 1999. The decline was caused mainly by a drop in the sales of firewall products, off approximately $499,000, or 66%. Sales of seat licenses for the first nine months of 2000 decreased by $99,000, or 5.4% compared to the same period of 1999. Product revenue is derived principally from software licenses and the sale of hardware products. Product revenue decreased from approximately $638,000 for the three months ended September 30, 1999 to approximately $388,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2000, total product revenue decreased 18% to approximately $2,235,000 from approximately $2,727,000 for the same period in 1999. Consulting and services revenue is derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenue decreased from approximately $295,000 for the three months ended September 30, 1999 to approximately $258,000 for the three months ended September 30, 2000 due principally to fewer continuing maintenance contracts. Consulting and services revenue for the nine months ending September 30, 2000 was approximately $871,000, down $38,000 from approximately $909,000 for the same period in 1999.

COST OF REVENUE

Total cost of revenue as a percentage of total revenue was approximately 16% and 22% for the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 2000, total cost of revenue decreased to approximately $379,000 from approximately $558,000 for the same period in 1999. Total cost of revenue is comprised of cost of product revenue and cost of consulting and services revenue, as well as reserves taken for slow moving inventory.

Cost of product revenue consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenue decreased from approximately $128,000 for the three months ended September 30, 1999 to approximately $74,000 for the three months ended September 30, 2000. Cost of product revenue as a percentage of product revenue was approximately 20% and 19% for the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 2000, total cost of product revenue decreased to approximately $285,000 from approximately $508,000 for the same period in 1999, due in part to inventory obsolescence reserves created in 1999. Cost of product revenue as a percentage of product revenue was approximately 19% and 13% for the nine months ended September 30, 1999 and 2000, respectively. The dollar and percentage decreases in 2000 were primarily attributable to a higher proportion of software licenses of the Company's principal product, SmartGate, as compared to turnkey hardware and third-party firewall sales.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenue increased from approximately $18,000 for the three months ended September 30, 1999 to approximately $71,000 for the three months ended September 30, 2000. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 6% and 28% for the three months ended September 30, 1999 and 2000, respectively. The dollar and percentage increases were principally due to a higher number of renewals of third-party software maintenance contracts requested by customers. Cost of consulting and services revenue increased from approximately $50,000 for the nine months ended September 30, 1999 to approximately $94,000 for the nine months ended September 30, 2000. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 6% and 11% for the nine months ended September 30, 1999 and 2000, respectively.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased by $70,000 from approximately $1,535,000 for the three months ended September 30, 1999 to approximately $1,605,000 for the three months ended September 30, 2000. Sales and marketing expenses as a percentage of total revenue were approximately 165% and 249% for the three months ended September 30, 1999 and 2000, respectively. The dollar increase is mainly due to higher trade show, advertising and promotion expenses in the third quarter when compared to last year. For the nine months ended September 30, 2000, total sales and marketing decreased 4% to approximately $4,775,000 from approximately $4,974,000 for the same period in 1999 due to lower consulting expenses. Sales and marketing expenses are expected to decrease in the near term as a result of the Company's new narrower focus on distribution and related marketing effort. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $707,000 for the three months ended September 30, 1999 to approximately $810,000 for the three months ended September 30, 2000. General and administrative expenses as a percentage of total revenue were approximately 76% and 126% for the three months ended September 30, 1999 and 2000, respectively. The dollar and percentage increases in 2000 were principally due to increased spending on professional fees. For the nine months ended September 30, 2000, total general and administrative increased 13% to approximately
$2,484,000 from approximately $2,196,000 for the same period in 1999. The Company anticipates that general and administrative expenses, exclusive of costs associated with financings, will increase modestly in future periods. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $605,000 for the three months ended September 30, 1999 to approximately $891,000 for the three months ended September 30, 2000. Research and development expenses as a percentage of total revenue were approximately 65% and 138% for the three months ended September 30, 1999 and 2000, respectively. The dollar and percentage increases were primarily due to higher wage related costs as well as consulting and recruiting fees and a lower revenue base. For the nine months ended September 30, 2000, total research and development expenses increased 16% to approximately $2,410,000 from approximately $2,080,000 for the same period in 1999. Higher staff costs and recruiting expenses were offset in part by lower consulting expenses when comparing the first nine months of this year to the same period in 1999. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenue. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income increased from approximately $15,000 for the three months ended September 30, 1999 to approximately $109,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2000, total interest income increased 378% to approximately $265,000 from approximately $55,000 for the same period in 1999. The increase was attributable to higher levels of investments of available cash and cash equivalents. Interest expense represents interest paid or payable on the loans and capital lease obligations. Interest expense decreased from approximately $593,000 for the three months ended September 30, 1999 to approximately $5,000 for the three months ended September 30, 2000. The decrease was primarily due to the payoff in the third quarter of 1999 of a loan obtained in the first quarter of 1999. For the nine months ended September 30, 2000, total interest expense decreased 98% to approximately $18,000 from approximately $894,000 for the same period in 1999.

Income Taxes -- The Company did not incur income tax expense as a result of the net loss incurred during the nine months ended September 30, 1999 and 2000, respectively.

Dividend on Preferred Stock -- The Company provided approximately $37,000 for a dividend on the Series C Preferred Stock during the third quarter of 2000, and $334,000 for the nine months period ending September 30, 2000. Under the terms of the Series C Preferred Stock Agreement the Company may elect to pay these related dividends in cash and or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $6,523,000 and $5,607,000 for the nine months ended September 30, 1999 and 2000, respectively. Cash used in operating activities resulted principally from net losses in both periods. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to meet its normal operating requirements at least through March 31, 2001. In October 2000, the Company implemented a cost reduction program and has taken immediate steps to reduce spending by approximately $2.5 million dollars a year by reducing sales and marketing staff and more narrowly focusing sales and marketing efforts. Additionally, the Company has initiated an effort to increase its cash reserves by approximately $8 - $10 million through a private placement of equity and through the sale of its 6.8% holding in the stock of Network Flight Recorder (NFR). The Company believes it can successfully complete these transactions so that it will have the additional capital funds needed to sustain operations through December 31, 2001 and to maintain capital needed to satisfy listing requirements on the NASDAQ Small Cap Market.

Capital expenditures for property and equipment were approximately $131,000 and $654,000 for the nine months ended September 30, 1999 and 2000, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The increase this year is due to the purchase of existing furniture and computer equipment at the termination of a long-term lease, and the acquisition of new enterprise software used in customer opportunity management and support.

The Company's financing activities provided cash of approximately $14,531,000 and $3,320,000 during the nine months ended September 30, 1999 and 2000, respectively. In the first nine months of last year the cash was provided mainly from issuance of Series B Preferred Stock of $3,000,000 and Series C Preferred Stock of $8,793,750, these two items partially offset by stock issuance costs of approximately $1,143,000. Other positive cash items of note are the funds generated by exercise of options and warrants of approximately $1,037,000 and the issuance of notes payable to Citibank of $2,900,000 under a revolving credit line. In the first nine months of this year the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000 and 274,967 shares Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.

The Company's net tangible asset balance of $7,842,000 and $4,778,000 at December 31, 1999 and September 30, 2000, respectively, reflects favorably on the resources of the organization.

As  of  September  30,  2000,  the  Company  had  an   accumulated   deficit  of
approximately   $46,674,000.   The   Company   currently   expects   to  achieve
profitability in the fiscal year 2001. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1. "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

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

Part II. Other Information

Item 1. Legal Proceedings

On January 27, 2000, plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 2000, plaintiff Raj Patel filed a nearly identical Class Action Compliant in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibit and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2000:

Exhibit                              Description
-------                              -----------

27      Financial data schedule for the nine months ended September 30, 2000.

(b) There were no reports on Form 8-K filed for the quarter ended September 30, 2000.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            V-ONE CORPORATION

                                            Registrant

Date:    November 3, 2000                   By:  /s/ Margaret E. Grayson
                                            -----------------------------


                                    Name:   Margaret E. Grayson

                                    Title:  Senior Vice President and Chief
                                            Financial Officer

                                            (Duly authorized officer)