Form 10-K
period 2000-12-31
V ONE CORP/ DE
filed 2001-04-02
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

           (Mark One)
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2000

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                            OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM ______________ TO _____________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                            DELAWARE                      52-1953278
                            --------                      ----------
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

                      TRADED ON THE NASDAQ SMALLCAP MARKET

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 1, 2001 was approximately $51,500,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

      Registrant had 22,215,109, shares of Common Stock outstanding as of March 1, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

Part III -- Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 2001 annual stockholder's meeting to be held on May 10, 2001.

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

                                     PART I

ITEM 1.  BUSINESS

V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enables organizations to conduct secured electronic transactions and information exchange using public switched networks, such as the Internet. The Company's suite of products addresses network user authentication, perimeter security, access control and data integrity through the use of smart cards, tokens, digital certificates, firewalls and encryption technology. The Company's products interoperate seamlessly and can be combined to form a complete, integrated network security solution or can be used as independent components in customized security solutions. The Company's products have been designed with an open and flexible architecture to enhance application functionality and to support emerging network security standards. The products are most commonly used to establish very secure Virtual Private Networks (VPNs). In addition, the Company's products enable organizations to deploy and scale their solutions from small single-site networks to large multi-site environments, and can accommodate both wireline and wireless media.

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

Organizations are increasing their dependence on the Internet and private enterprise networks using Internet protocols ("intranets") as a cost-effective means to expand enterprise networks, engage in electronic commerce and increase information exchange. This pervasive use of the Internet, intranets and extranets (architecture linking companies with specific customers, suppliers and trading partners) has increased the need for solutions to provide secure communications because TCP/IP networks are not secure.

The need for internal security continues to grow as businesses deploy extranets, intranets, internal networks using TCP/IP protocols, and browser-based applications to facilitate geographically dispersed communications and the transmission of information throughout an enterprise in a cost-effective manner. Information becomes more vulnerable as organizations rely heavily on computer networks for the electronic transmission of data. With the increased use of the Internet and intranets, many organizations are discovering that network security is a key element in successfully implementing distributed applications and services, including electronic mail, electronic data interchange, electronic commerce and information exchange services. In the absence of comprehensive network security, individuals and organizations are able to exploit system weaknesses to gain unauthorized access to networks and individual network computers. These individuals and organizations use such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a network. Through the adoption of VPN technology products, users can create a so-called Virtual Private Network which enables users to exploit the inherently low cost of public networks in a highly secure manner.

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

The current demand for VPN products is being driven by (i) the increasing need for employees to remotely access data, (ii) corporate intranets linking multiple geographic locations, (iii) corporate extranets linking a company's partners, suppliers and customers and (iv) the increasing demand for security in electronic commerce. The increasing reliance by corporate and individual users on the Internet is causing such users to focus on security concerns. From 1996 to 2000, corporate network traffic increased over 1000%. High percentage increases are expected to continue as Internet technologies, such as electronic commerce, become more accepted by the general public. In addition, the costs of operating a network utilizing the public lines or Internet are substantially less than T1/T3 interchanges and continue to decline. With the advent of VPNs, corporations have a practical, low-cost solution to their networking needs.

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

o LEVERAGE KEY REFERENCE ACCOUNTS IN SELECTED VERTICAL MARKETS. The Company has identified strategic vertical markets that require sophisticated network security solutions and has targeted its marketing and direct sales efforts on key participants within these selected vertical markets. By successfully installing its products at key accounts, the Company intends to leverage positive references from its installed customer base to expand its market penetration within those information critical industries. The Company intends to increase its marketing and sales efforts through the use of value-added resellers ("VAR's"), original equipment manufacturers ("OEM's"), and Application Service Providers ("ASP's") to expand its customer base in additional vertical markets. Specific vertical markets focused on include Banking and Finance, Healthcare, and Government. These efforts have proven successful, resulting in significant new business. V-ONE recently announced a $500,000 sale of VPN software products to the FBI's Law Enforcement Online
    (LEO) Program. In addition, V-ONE recently supplied its SmartGate and SmartGuard solution to the Court Services and Offender Supervision Agency for the District of Columbia (CSOSA), so that CSOSA and U.S. Parole Commission officials, as well as District of Columbia police, can access CSOSA's sex offender database in real time. In spring 2000, Regional Information Sharing Systems (RISS), which operates a secure intranet communications system for regional and local law enforcement agencies, standardized on V-ONE's SmartGate(TM) VPN to be the security foundation for their network. RISS has over 7,000 SmartGate clients licensed to enable authenticated, encrypted, and managed access to sensitive law enforcement information in real time.

o DEVELOP AND LEVERAGE STRATEGIC ALLIANCES AND PARTNERING RELATIONSHIPS. The Company has established strategic marketing and distribution alliances to increase the distribution and market acceptance of its network security products including alliances with a variety of major companies, including Motorola, Sun Microsystems, Microsoft and Sharp. The Company intends to continue to strengthen its existing strategic alliances while forging new relationships with key industry participants.

In addition, the Company is exploring opportunities to develop new products and expand the functionality of its existing products through alliances with key vendors of complementary technologies.

PRODUCTS

V-ONE's family of products addresses the entire range of customer needs across the VPN continuum. The Company believes its product offerings to be the most comprehensive VPN product family of any vendor in the industry. With the recent release of SmartGuard, the Company has entered the market for firewall appliances targeted at small and medium sized enterprises.

The Company's security products cover the three key segments of the VPN marketplace:

o REMOTE ACCESS. Driven by replacing costly dial-up access, 800 numbers, and Remote Access Servers ("RAS"). Instead, remote salespeople, service staff, or home workers connect to company IT resources through any standard ISP connection secured by VPN technology.

o EXTRANET. Enabling companies to share information and business processes over the Internet with their customers and suppliers. Extranets decrease costs and reduce cycle times throughout the supply chain.

o SITE-TO-SITE. Allowing companies to interconnect remote offices via the Internet and replace costly private data networks.

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

The key benefits of V-ONE's SmartGate VPN solution are:

o   SECURE   COMMUNICATIONS:   Strong  3DES  encryption   ensures  that  private
    information is not intercepted or altered during transmission.

o STRONG AUTHENTICATION: Absolutely ensuring the authorized identity of the user through multiple authentication methods, including digital certificates, smart cards, RSA SecurID, and Radius, among others. These authentication methods provide a much higher degree of trust than the less secure usernames and passwords.

o ACCESS CONTROL: V-ONE SmartGate ensures highly configurable management of access control privileges, ensuring that users have access to approved applications, and are completely insulated from restricted applications. System administrators have fine-grained control of access to specified services on specific servers.

o   SECURITY  LOGGING:   A  comprehensive   corporate  security  policy  can  be
    administered with the help of extensive logging capabilities that ensure "hacking" attempts are monitored.

These capabilities are supported across the three market segments by a unified security administration application. An Infonetics VPN market study concludes that 80% of VPN deployments will cover two or more of these market segments. An end-user faces the choice of deploying multiple solutions from two or more vendors with duplicate administrative work, or deploying one V-ONE solution for all three segments with unified administration.

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

A discussion of the Company's products follows.

SMARTGATE(TM) is designed to interoperate easily with most TCP/IP-based applications and to allow the end user to use securely existing and future software applications over the Internet and Intranets. SmartGate employs two-factor authentication (two independent components are combined to authenticate a user) and mutual authentication (both the server and client determine that the other party to the transaction is authorized to participate in the transaction) through the use of virtual or physical smart cards or other authentication devices. SmartGate establishes a secured, encrypted link over an unsecured network once both parties to a communication have been identified and authenticated. The authorized user is then granted access only to those services and data for which the user has been approved. SmartGate supports secure remote administration, which can be accessed using a Web browser or telnet.

SMARTGATE(TM) WITH IPSec extends the client deployment and management advantages of V-ONE's patented online registration process to intranet environments. This enables V-ONE to compete for remote access VPN business (which offers secure connectivity for remote employees and satellite offices) with a solution that is standards-based yet offers unique ease of deployment features.

SMARTGUARD(TM) is a security appliance that provides a fully functional, completely integrated VPN solution consisting of a powerful user authentication system, a user access control database, state-of-the-art encryption capabilities, user-friendly client software and a full-featured optional firewall.

SMARTWALL(TM), a firewall product, provides a high level of protection against unauthorized access to a secured network from an unsecured network. SmartWall also allows transparent access from the secured network to services and applications on the unsecured network. SmartWall includes a secured graphical user interface for firewall administration, strong mutual authentication to identify users and complete transparency for authorized traffic. In addition, SmartWall allows multiple sites to be administered from any location using a Web browser or Telnet. SmartWall supports multiple types of existing encryption products, authentication tokens, proxy services and secure transmission channels. SmartGate is bundled into every SmartWall.

AIR SMARTGATE, working in a manner similar to SmartGate, allows for secure, encrypted, authenticated communication between two-way pagers and e-mail through a SmartGate server. Air SmartGate delivers communication privacy to pager-to-pager, email-to-pager and pager-to-email traffic and text messaging by providing two-factor authentication and strong data encryption capabilities. Air SmartGate is a `drop-in' security solution that interoperates seamlessly with advanced two-way messaging networks using Motorola's ReFlex communications technology and is scheduled for deployment by a number of leading providers.
Skytel has recently begun to offer this service initially to government customers.

With the release of SmartGate 4.0 in early 2000, V-ONE now supports IPSec protocol, which is especially effective for the Remote Access and Site-to-Site markets. It also has an extranet mode that offers key advantages to the extranet market, in particular the ability to effectively navigate across external corporate firewalls from varying vendors.

With the introduction of the SmartGuard appliance in May 2000, V-ONE entered the market for VPN appliances targeted at small and medium sized enterprises. The SmartGuard appliance provides a fully integrated VPN solution and can be configured with a fully integrated third party firewall, at a price targeted at the small to medium sized enterprise.

SmartGate for Windows 2000 and ME is scheduled for release in June 2001.

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

MARKETING AND BUSINESS DEVELOPMENT

The Company believes that the future success of the V-ONE product offerings will depend on the Company's ability to execute a much more sharply focused sales and marketing strategy. To date, the Company has had success in the government sector and plans to implement a sales and marketing strategy designed to replicate that success with large non-governmental enterprises. As such, the Company's direct sales efforts will continue to be focused on the Federal, state and local governments and certain targeted large enterprise opportunities in the commercial sector. Other sectors will be marketed through the Company's channel partners.

In order to assist the Company in focusing its sales efforts on these large enterprises, in particular a selected group of large network integrators and Internet service providers, the Company retained MindSquared, LLC. Clint Heiden, a Senior Consultant at MindSquared, LLC, is primarily responsible for assisting the Company in its marketing efforts. Mr. Heiden spent most of his career at UUNET, which he joined in 1994 as director of sales. From 1996 to 2000 he served as UUNET's vice president for U.S. sales, during a period of significant growth for UUNET. Most recently Mr. Heiden served as President of Online Office Supplies Company, a privately held concern providing e-commerce office solutions to businesses worldwide. Mr. Heiden is the son of Heidi Heiden, a Director of V-ONE and a partner in MindSquared, LLC. James McManus, a director of V-ONE, is also a partner in MindSquared, LLC.

The Company's consulting agreement with MindSquared, LLC commenced on November 27, 2000, terminates on March 31, 2001, and may be extended by agreement of the parties. It provides for a maximum payment of $200,000 over the term of the agreement. The agreement also provides for the issuance of 100,000 warrants to MindSquared, LLC to purchase the Company's Common Stock upon the execution of the agreement and for the issuance of additional warrants to purchase the Company's Common Stock upon the achievement of various marketing goals. The exercise price for all such warrants is the fair market value of the Company's Common Stock on the date the warrants are issued.

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

The Company's competitors for Internet and intranet security and access control include Aventail Corporation, AXENT Technologies, Check Point Software Technology, Cisco Systems, Intel/Shiva, International Business Machines

Corporation, Microsoft, Network Associates, Northern Telecom (NortelNetworks), Radguard, RedCreek, Secure Computing Corporation, Sun Microsystems, TimeStep, and VPNet. With the introduction of the Company's appliance SmartGuard(TM), the Company now competes with security appliance providers such as Watchguard and SonicWall. The Company competes to a lesser degree with token vendors because the Company's SmartGate product supports many vendor tokens. Token vendors include AXENT Technologies, Leemah DataCom Security Corporation, National Semiconductor, Racal-Guardata and Security Dynamics Technologies. For smart card-based security applications, the Company principally competes with those token vendors listed above who offer smart card technology.

In the VPN market place, which is the Company's primary market, there are three classes of products:

1. Products that provide secure remote access to a company's intranet and internal LAN-based information by a company's own employees, telecommuters, or mobile workers. In this market, V-ONE competes with companies such as Check Point and Aventail.

2. Products that provide secure communication among business partners and customers that are not on the same intranet or LAN-based system, commonly referred to as extranet products. In the extranet market, V-ONE competes with companies such as Aventail and TimeStep.

3. Products that provide secure communication for office-to-office and LAN-to-LAN applications. These are referred to as intranet or site-to-site VPN products. In the site-to-site market, V-ONE competes with companies such as VPNet, TimeStep and Radguard.

The Company faces intense competition in all of its market segments.

BACKLOG AND CUSTOMERS

The Company's customers order on an as-needed basis. The Company has typically been able to ship products within 30 days after the customer submits a firm purchase order. The Company does not generally maintain long-term contracts with its customers that require customers to purchase its products. Accordingly, the Company has not maintained and does not anticipate maintaining a backlog with the exception of long-term service contracts.

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

The Company has agreements with at least two vendors for each of its parts and components. However, the Company orders most of its parts and components from a single vendor to maintain quality control and enhance working relationships. The Company uses smart card readers manufactured by two contract manufacturers based on the Company's design specifications. The Company has outsourced to hardware fulfillment companies its hardware and hardware integration requirements.

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

LICENSE AGREEMENTS

The  Company's  SmartGate  and  Wallet  Technology  software   incorporate  data
encryption and authentication technology owned by RSA Security, Inc. ("RSA"). The Company has a perpetual license agreement with RSA, which became effective as of December 30, 1994. On May 23, 1996, RSA exercised an option granted under the agreement to convert its right to receive future royalties into 2% of the Company's outstanding voting securities, after giving effect to the issuance to RSA, until the date of the Company's initial public offering ("IPO"). Pursuant to a separate agreement between RSA and Massachusetts Institute of Technology ("MIT"), MIT is entitled to receive a portion of any royalties that RSA receives. As a result, the Company issued directly to MIT a portion of the shares of Common Stock to which RSA was entitled under the RSA Agreement. The Company issued 188,705 shares of Common Stock to RSA and MIT immediately prior to consummation of the IPO. RSA was acquired by Security Dynamics in 1996. On July 14, 1999 Security Dynamics changed its name to RSA Security, Inc.

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

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company has received seven patents, which expire over a period between 2014 and 2017, and has two pending patent applications with the United States Patent and Trademark Office. The patents cover certain aspects of its technology including ease of use advantages gained by quick client deployment, expandability and management features. The Company's stylized "V-ONE," the phrase "Security for a Connected World," and the Company's "SmartGate," "SmartWall," and "SmartGuard" products and certain other products are the subject of U.S. and foreign tradename and trademark filings. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may require 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications although there can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the technology covered thereby.

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

EMPLOYEES

As of March 1, 2001, the Company had 59 full-time employees and 12 consultants. Of these individuals, 25 were in sales and marketing, 22 were in research and product development, and 14 in administration. None of the Company's employees are represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

V-ONE'S ACCUMULATED DEFICIT. As of December 31, 2000, V-ONE had an accumulated deficit of approximately $48.9 million. V-ONE currently expects to incur additional net losses over the next several quarters. Moreover, V-ONE may not achieve or sustain profitability or significant revenues in the foreseeable future, if ever. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable successfully to address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

RISKS RELATING TO AVAILABILITY OF CAPITAL. It is anticipated that V-ONE will continue to expend significant amounts to fund its operations and research and development. V-ONE's cash and cash equivalents may not be sufficient to meet its requirements until it reaches profitability. In order to maintain V-ONE's operations and research and development at necessary levels, V-ONE may need to secure additional financing through the sale of equity or other securities. V-ONE may be unable to place equity securities on favorable terms or in an amount required to meet its future cash requirements. If such additional financing is not available, V-ONE may be required to reduce its cash requirements through significant reductions in operating levels. If V-ONE is not successful in reducing operating levels and even if operating levels are reduced, V-ONE may not be able to maintain operations for any extended period of time.

RISKS ASSOCIATED WITH EMERGING NETWORK SECURITY MARKET. The market for V-ONE's products, particularly its client/server VPN products, remains in the development stage and market acceptance of these products has been slower than expected. Because the market for network security products is still in the development stage and many potential customers are only now being introduced to VPN technology, it is difficult to assess the extent of market acceptance of V-ONE's products, the product features desired by the market, the best price structure for V-ONE's products, the best distribution strategy and the competitive environment that will develop in this market. The demand for V-ONE's products could decline as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors beyond V-ONE's control.

V-ONE'S DEPENDENCE ON THIRD PARTY MARKETING ARRANGEMENT. V-ONE's current marketing strategy of focusing direct sales efforts exclusively on the federal government and large enterprises is heavily dependent on its consulting agreement with MindSquared, LLC. This agreement currently expires on March 31, 2001, and although there are no expectations to the contrary, there is no assurance that the parties will extend the agreement.

RISKS OF COMPETITION. V-ONE faces intense competition in all of its market segments. The market for network security products is very competitive and V-ONE expects competition to intensify in the future. There can be no assurance that V-ONE's products will command a significant share of the network security market. Many of V-ONE's competitors have significantly greater resources, generate higher revenue and have greater name recognition than V-ONE. There can be no assurance that V-ONE's competitors will not develop products that are superior to those developed by V-ONE or adapt more quickly than V-ONE to new technologies or evolving industry trends. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could have a material adverse affect on V-ONE's business. There is no assurance that V-ONE will be able to compete effectively against current or future competitors.

RISK OF INADEQUATE PROTECTION FOR V-ONE'S TECHNOLOGIES. V-ONE relies on trademarks, copyrights, patents and trade secrets, employee and third-party non-disclosure agreements and other methods to protect the rights of V-ONE and the companies from which V-ONE licenses technology. Enforcement of V-ONE's rights may be expensive, time-consuming and ultimately unsuccessful and may not provide adequate protection for V-ONE's technology or the technology it licenses from others. Moreover, others may independently develop similar technologies or duplicate any technology developed by V-ONE. As the number of security products in the industry increases and the functionality of these products overlap, software developers, such as V-ONE, may become subject to infringement claims. V-ONE also may desire or be required to obtain licenses from others in order to achieve desirable functionality. Failure to obtain such licenses could adversely affect V-ONE's ability to market its software security products.

RISK OF ERRORS, FAILURES AND PRODUCT LIABILITY. The complex nature of V-ONE's software products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays, lost revenues, lost customers during the correction process, damage to V-ONE's reputation, and claims against it. A malfunction or the inadequate design of V-ONE's products could result in tort or warranty claims. V-ONE generally attempts to reduce the risk of such losses to itself and to the companies from which it licenses technology through warranty disclaimers and liability limitation clauses in its license agreements. V-ONE may not have obtained adequate contractual protection in all instances or where otherwise required under agreements V-ONE has entered into with others. In addition, these measures may not be effective in limiting V-ONE's liability to end users and to the companies from which V-ONE licenses technology. V-ONE currently has liability insurance. However, V-ONE's insurance coverage may not be adequate and any product liability claim against V-ONE for damages resulting from security breaches could be substantial. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general or V-ONE's products in particular.

RISKS OF CHANGES IN TECHNOLOGY AND INDUSTRY. The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. Advances in techniques by individuals and entities seeking to gain unauthorized access to networks could expose V-ONE's existing products to new and unexpected attacks and require accelerated development of new products or enhancements to existing products. V-ONE may be unable to counter challenges to its current products. V-ONE's competitors may develop superior products and V-ONE's future products may not keep pace with technological changes implemented by competitors or persons seeking to breach network security. Its products may not satisfy evolving consumer preferences and V-ONE may not be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and improve current products in a timely fashion could adversely affect V-ONE.

RISK OF DEVELOPMENT DELAYS. V-ONE may experience delays in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new software products, V-ONE's schedules may be altered as a result of changes to the product specifications in response to customer requirements, market developments, performance problems or V-ONE-initiated changes. When developing complex software products, the technology market may shift during the development cycle, requiring V-ONE either to enhance or change a product's specifications. All of these factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

RISKS ASSOCIATED WITH LONG SALES CYCLE. The sales cycle associated with V-ONE's products is likely to be lengthy due to a number of significant risks over which V-ONE has little or no control. As a result, V-ONE finds it difficult to predict quarterly results and order backlog, if any, at the beginning of any period may represent only a small portion of that period's expected revenues. As a result, product revenues in any period will be substantially dependent on orders booked and registered in that period.

RISK OF SALES TO GOVERNMENT AGENCIES. No government agency or department has an obligation to purchase products from V-ONE in the future. Government contacts may often be terminated by the government without cause. Moreover, sales to and contracts with government agencies are subject to reductions or delays in funding, risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. Any of the foregoing events could adversely affect V-ONE. V-ONE estimates for the fiscal year ended December 31, 2000, sales to the U.S. government constituted approximately 45% of its revenue.

RISK OF EFFECT OF GOVERNMENT REGULATION ON TECHNOLOGY EXPORTS. V-ONE currently sells its products abroad and intends to continue to expand its relationships with international distributors. V-ONE's international sales and operations could be subject to risks such as the imposition of governmental controls, export license requirements, restrictions on the export of critical technology, trade restrictions and changes in tariffs. In particular, V-ONE's information security products are subject to the export restrictions administered by the U.S. Department of Commerce. These restrictions, in the case of some products, permit the export of encryption products only with a specific export license. These export laws also prohibit the export of encryption products to a number of countries, individuals and entities and may restrict exports of some products to a narrow range of end-users. In certain foreign countries, V-ONE's distributors are required to secure licenses or formal permission before encryption products can be imported. V-ONE has obtained a license exception to export strong encryption from the U. S. Department of Commerce on a worldwide basis (except to the seven terrorist countries) as long as the end user agrees to use the KRAKit(TM) session key recreation capability. Foreign competitors that face less stringent controls on their products may be able to compete more effectively than V-ONE in the global network security market.

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

MARKET VOLATILITY. The market price of the Company's Common Stock is subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by the Company or its competitors and changes in financial estimates by securities analysts or other events. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many technology companies and that has often been unrelated and disproportionate to the operating performance of such companies. Broad market fluctuations as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of the Company's Common Stock.

ITEM 2.  PROPERTIES

The Company leases approximately 28,312 square feet of office space in Germantown, Maryland under a lease agreement that will expire on July 1, 2003. The Company expects that this space will be sufficient for its needs through March 31, 2002. The Company also leases approximately 8,085 square feet, which is sublet in Rockville, Maryland under leases that will expire on April 17, 2001.

ITEM 3.  LEGAL PROCEEDINGS

On January 27, 2000, Plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively, "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 20000, plaintiff Raj Patel filed a nearly identical Class Action Complaint in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

On February 18, 2000, the Court entered an Order extending the time for Defendants to file a responsive pleading in the McMeen matter until 45 days after the later of appointment of Lead Plaintiff(s) and Lead Counsel pursuant to 15 U.S.C. 78u-4(a)(3) or the filing of a consolidated amended complaint in the matter. The Court entered an identical Order in the Patel matter on March 3, 2000.

On February 20, 2001, the suit was dismissed in its entirety, with prejudice. In granting the Company's motion to dismiss, United States District Court Judge Marvin J. Garbis ruled that plaintiffs had failed to state a cause of action for violations of the securities laws and awarded costs to the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded in the Nasdaq National Market from the Company's IPO on October 24, 1996 through September 3, 1999 when it was transferred to the Nasdaq SmallCap Market. According to records of the Company's transfer agent, the Company had approximately 166 record holders on March 1, 2001. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices of the Company's Common Stock for each quarter during the two year period ended December 31, 2000.


                                      2000
                                      ----

                   High Sale Price              Low Sale Price
                   ---------------              --------------

      First Quarter     $9.500                    $4.875
      Second Quarter    $5.844                    $2.063
      Third Quarter     $5.184                    $2.188
      Fourth Quarter    $2.684                    $0.531

                                      1999
                                      ----

                   High Sale Price              Low Sale Price
                   ---------------              --------------

      First Quarter     $4.688                    $2.750
      Second Quarter    $3.313                    $1.688
      Third Quarter     $5.625                    $2.000
      Fourth Quarter   $15.500                    $1.875

The Company has never declared or paid cash dividends on its Common Stock. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results and current and anticipated cash needs.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1998, 1999 and 2000 and balance sheets as of December 31, 1999 and 2000 are derived from the audited financial statements of the Company included elsewhere in this Annual Report. The following financial data as of December 31, 1996, 1997 and 1998 and for each of the years ended December 31, 1996 and 1997 are derived from audited financial statements of the Company not included in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                          Year ended December 31,
                                 ---------------------------------------------------------------------------
Statement of Operations Data:            1996           1997            1998           1999            2000
                                         ----           -----           -----          -----           -----

Revenues:
   Products                         $  5,008,523    $  5,470,230    $  5,798,542    $  3,427,422    $  3,356,086
   Consulting and services               310,557         502,771         461,263       1,538,258       1,197,544
                                    ------------    ------------    ------------    ------------    ------------
      Total revenues                   5,319,080       5,973,001       6,259,805       4,965,680       4,553,630
                                    ------------    ------------    ------------    ------------    ------------

Cost of revenues:
   Products                            1,969,117       1,848,871       1,623,396         973,866         441,752
   Consulting and services                56,502          96,949          68,060         137,281         122,107
                                    ------------    ------------    ------------    ------------    ------------
      Total cost of revenues           2,025,619       1,945,820       1,691,456       1,111,147         563,859
                                    ------------    ------------    ------------    ------------    ------------
Gross profit                           3,293,461       4,027,181       4,568,349       3,854,533       3,989,771
                                    ------------    ------------    ------------    ------------    ------------

Operating expenses:
   Sales and marketing                 3,914,630       7,717,640       7,306,279       6,683,039       6,198,146
   General and administrative          4,879,940       3,699,278       3,896,210       3,118,829       3,517,068
   Research and development            1,960,727       3,153,941       2,618,914       2,848,955       3,440,397
---------------------------------   ------------    ------------    ------------    ------------    ------------
      Total operating expenses        10,755,297      14,570,859      13,821,403      12,650,823      13,155,611
                                    ------------    ------------    ------------    ------------    ------------
Operating loss                        (7,461,836)    (10,543,678)     (9,253,054)     (8,796,290)     (9,165,840)
                                    ------------    ------------    ------------    ------------    ------------


Interest (expense) income:
   Interest expense                     (518,965)        (13,130)        (65,372)       (676,443)        (25,945)
   Interest income                       168,176         341,469         125,030         164,841         329,770
                                    ------------    ------------    ------------    ------------    ------------
Loss before extraordinary item      $ (7,812,625)   $(10,215,339)   $ (9,193,396)   $ (9,307,892)   $ (8,862,015)
                                    ============    ============    ============    ============    ============
      Total interest (expense)
      income                            (350,789)        328,339          59,658        (511,602)        303,825
                                    ------------    ------------    ------------    ------------    ------------

Extraordinary item -
  early extinguishment of
  debt                                      --              --              --          (372,052)           --
                                    ------------    ------------    ------------    ------------    ------------
Net loss                              (7,812,625)    (10,215,339)     (9,193,396)     (9,679,944)     (8,862,015)

Dividend on preferred stock                 --            12,600         110,879         272,245         369,979
Deemed dividend on preferred
stock                                       --           600,000         102,755            --              --
                                    ------------    ------------    ------------    ------------    ------------

Loss attributable to holders
of common stock                      $(7,812,625)    $(10,827,939)   $(9,407,030)   $(9,952,189)     $(9,231,994)
                                     ============    ============    ============    ============    ============

Basic and diluted loss per share:

Loss before extraordinary item      $      (0.85)   $      (0.84)   $      (0.68)   $      (0.57)   $      (0.44)
                                    ============    ============    ============    ============    ============
Net loss attributable to
holders of common stock             $      (0.85)   $      (0.84)   $      (0.68)   $      (0.59)   $      (0.44)
                                    ============    ============    ============    ============    ============

Weighted average number of
common shares outstanding              9,245,305      12,868,859      13,898,450      16,938,205      20,871,076
                                    ============    ============    ============    ============    ============



                                                                 December 31,
                                     ---------------------------------------------------------------------
                                         1996           1997            1998           1999            2000
                                         ----           -----           -----          -----           -----
Balance Sheet Data:

Working capital (deficit)           $ 11,526,091    $  5,912,046     $(1,277,368)   $  6,629,846    $  1,591,967
Total assets                          14,580,346      10,313,276       3,922,192       9,775,436       5,450,618
Long-term debt, less current             134,704         300,861         197,982         119,746          47,803
portion
Series A Convertible Preferred              --         3,766,297            --              --              --
Stock
Series B Convertible Preferred              --              --              --             1,288           1,288
Stock
Series C Redeemable Preferred               --              --              --               335              55
Stock
Total shareholder's equity            12,876,676       4,211,210         635,725       7,841,603       2,721,581

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING INFORMATION

All forward-looking information contained in this Management's Discussion and Analysis of Financial Conditions and Results of Operations is based on management's current knowledge of factors affecting the Company's business. The Company's actual results may differ materially if these assumptions prove invalid. Significant factors, while not all inclusive, are:

o   The possibility of increasing competition in the Company's market place.

o   The potential for changes in technology and industry.

o The risks associated with long sales cycles and inability to predict quarterly results.

OVERVIEW

The Company generates revenues primarily from software licenses and sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from products will continue to be the principal source of the Company's total revenues.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                                  Year ended December 31,
                                                         ------------------------------------------
                                                              1998           1999         2000
                                                         ----------      ---------    -------------
       Revenues:

       Products                                               92.6%          69.0%        73.7%

       Consulting and services                                 7.4           31.0         26.3
                                                             -----          -----        -----
       Total revenues                                        100.0          100.0        100.0
                                                             -----          -----        -----

       Cost of revenues:

       Products                                               25.9           19.6          9.7

       Consulting and services                                 1.1            2.8          2.7
                                                             -----          -----        -----
       Total cost of revenues                                 27.0           22.4         12.4
                                                             -----          -----        -----
       Gross profit                                           73.0           77.6         87.6

       Operating expenses:

       Sales and marketing                                   116.7          134.5        136.1

       General and administrative                             62.2           62.8         77.2

       Research and development                               41.9           57.4         75.6
                                                             -----          -----        -----
       Total operating expenses                              220.8          257.4        288.9
                                                             -----          -----        -----

       Operating loss                                       (147.8)        (177.1)      (201.3)

       Other (expense) income:

       Interest expense                                       (1.1)         (13.6)        (0.5)

       Interest income                                         2.0            3.3          7.2
                                                             -----          -----        -----
       Total other expenses                                    0.9          (10.3)         6.7
                                                             -----          -----        -----

       Loss before extraordinary item                       (146.9)        (187.4)      (194.6)

       Extraordinary loss - early extinguishment of debt        --           (7.5)          --
                                                             -----          -----        -----

       Net loss                                             (146.9)        (194.9)      (194.6)

       Dividend on preferred stock                             1.8            5.5          8.1

       Deemed dividend on preferred stock                      1.6             --           --
                                                             -----          -----        -----
       Loss attributable to holder of Common Stock          (150.3)%       (200.4)%     (202.7)%
                                                            =======        =======      =======

COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

REVENUES

Total revenues decreased from approximately $6,260,000 in 1998 to approximately $4,966,000 in 1999 and to approximately $4,554,000 in 2000. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $5,799,000 in 1998 to approximately $3,427,000 in 1999, and to approximately $3,356,000 in 2000. The principal reason for the decrease from 1998 to 1999 and to 2000 was declining sales of the Company's SmartWall products and hardware turnkey systems. The decrease in product revenues from 1999 to 2000 was partially offset by increased sales of the Company's SmartGate product.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $461,000 in 1998 to approximately $1,538,000 in 1999, but declined to approximately $1,198,000 in 2000. In 1999, the Company implemented a major drive to focus on renewing maintenance contracts to allow customers to upgrade to current versions of software. This resulted in incremental revenue from the point of the lapse in service to the current period. In addition, resolution was reached on an agreement with a partner, which included recognition of maintenance revenue of approximately $386,000 for services performed by the Company.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues were 27.0%, 22.4% and 12.4% in 1998, 1999 and 2000, respectively.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Cost of product revenues decreased from approximately $1,623,000 in 1998 to approximately $974,000 in 1999 and to approximately $442,000 in 2000. Cost of product revenues as a percentage of product revenues was 28.0%, 28.4% and 13.2% for 1998, 1999 and 2000, respectively. The dollar and percentage decreases in 2000 were attributable to a higher mix of SmartGate software licenses to SmartWall products and turnkey hardware sales.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $68,000 in 1998 to $137,000 in 1999, but declined to approximately $122,000 in 2000. Cost of consulting and services revenues as a percentage of consulting and services revenues was 14.8%, 8.9% and 10.2% for 1998, 1999 and 2000, respectively. The percentage decrease from 1998 to 1999 was principally due to a higher revenue from maintenance contracts and a reduced emphasis on consulting and a greater concentration on training and support. The percentage increase from 1999 to 2000 relates to a larger portion of third party products with proportionately higher support costs.

OPERATING EXPENSES

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $7,306,000 in 1998 to approximately $6,683,000 in 1999 and decreased further to approximately $6,198,000 in 2000. Sales and marketing expenses as a percentage of total revenues were 116.7%, 134.5% and 136.1% in 1998, 1999 and 2000, respectively.
The dollar decreases in 1999 and 2000 were principally due to personnel turnover and lower levels of advertising and promotion expenses. The percentage increase in 1999 was due to lower revenue as compared to 1998. Sales and marketing expenses are expected to increase in the near term as a result of the Company's efforts to increase awareness of new point product introductions and strategic alliances.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $3,896,000 in 1998 to approximately $3,119,000 in 1999, and increased to approximately $3,517,000 in 2000. General and administrative expenses as a percentage of total revenues were 62.2%, 62.8% and 77.2% in 1998, 1999 and 2000, respectively. The decrease in expense in 1999 is due in part to the 1998 non-cash compensation charge on the warrants, lower fees for recruiting and relocation and a decrease in the allowance for bad debts expense. The increase in expense in 2000 resulted from higher professional fees and certain non-recurring severance costs. The Company anticipates that general and administrative expenses, as a percent of revenue, will decrease in future periods.

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $2,619,000 in 1998 to approximately $2,849,000 in 1999 and to approximately $3,440,000 in 2000. Research and development expenses as a percentage of total revenues were 41.9%, 57.4% and 75.6% in 1998, 1999 and 2000, respectively. The dollar and percentage increases in 1999 and 2000 were primarily due to increases in the number of personnel and consulting services associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, the Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Interest Income and Expense -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $125,000 in 1998, $165,000 in 1999 and approximately $330,000 in 2000. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements and stock option exercises. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $65,000, $676,000 and $26,000 in 1998, 1999 and 2000, respectively. The large increase in interest expense in 1999 relates to financing costs attributable to the Company's secured loan (see Note 3 to the Financial Statements) to Transamerica Business Credit Corporation ("TBCC"). The total costs including interest on the loan proceeds, transactions costs, costs to prepay the loan prior to the maturity date and the cost of warrants issued in conjunction with the Transamerica note amounted to approximately $1,000,000 in 1999.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1998, 1999 and 2000 as a result of the net loss incurred during these periods. As of December 31, 2000, the Company had net operating loss carry forwards of approximately $42,160,000 as a result of net losses incurred since inception.

Dividend on Series C Stock -- The Company provided approximately $272,000 for a dividend on the Series C Stock during 1999, and approximately $370,000 for 2000. This compares to approximately $111,000 provided for in 1998 for the Series A Stock. All of the Series A Stock was retired in November 1998. The Series B Stock bears no dividend.

Deemed Dividend on Series A Stock -- In 1998, the Company recorded a deemed dividend of $103,000 on the Series A Stock, in accordance with the Securities and Exchange Commission's position on accounting for preferred stock that is convertible at a discount to the market price for Common Stock. The Series A Stock was redeemed in 1998.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's operating activities used cash of approximately $6,642,000, $9,263,000 and $6,677,000 in 1998, 1999 and 2000, respectively. Cash used in operating activities was principally a result of net losses and changes in assets and liabilities, non-cash expenses related to depreciation, amortization and issuance of warrants and options and deferred financing costs. The decrease in net cash used in operating activities from 1999 to 2000 was due in part to large increases in deferred revenue and decreases in prepaid expenses and other assets. The large increase in 1999 was due in part to a significant drop in accounts payable and deferred revenue.

During the year ended December 31, 2000, the Company issued, pursuant to Rule 506 of Regulation D, 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000 and issued 274,967 shares Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.

In October 2000, the Company implemented a cost reduction program and has taken immediate steps to reduce spending by approximately $2.5 million dollars a year by reducing sales and marketing staff and more narrowly focusing sales and marketing efforts. Additionally, in February 2001 the Company completed a private placement of equity in the amount of approximately $7.0 million and completed the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder) in March 2001 for approximately $1.6 million in net proceeds. The Company believes it has the necessary capital funds to sustain operations through March 31, 2002 and to maintain capital needed to satisfy listing requirements on the NASDAQ Small Cap Market.

The Company had net tangible asset balance of $7,842,000 and $2,722,000 at December 31, 1999 and 2000, respectively.

Net capital expenditures for property and equipment were approximately $322,000, $176,000 and $774,000 in 1998, 1999 and 2000 respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures decreased in 1999 but increased in 2000 as the Company purchased computers and equipment off an expiring three-year lease, and acquired an integrated sales opportunity management software system for increased efficiency and visibility within the organization.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or Interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                V-ONE CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

                                         --------



    Report of Independent Auditors                                            27

    Report of PricewaterhouseCoopers LLP, Independent Auditors                28

    Balance Sheets                                                            29

    Statements of Operations                                                  30

    Statements of Stockholders' Equity                                        31

    Statements of Cash Flows                                                  32

    Notes to Financial Statements                                             33

    Schedule of Valuation and Qualifying Accounts for the years ended
         December 31, 1998, 1999 and 2000                                     51

                         Report of Independent Auditors

      Board of Directors and Stockholders
      V-ONE Corporation

      We have audited the accompanying balance sheets of V-ONE Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. Our audits also included the financial statement schedule for the years ended December 31, 2000 and 1999 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2000 and 1999, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                      /s/ Ernst & Young LLP

      McLean, Virginia
      February 9, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of V-ONE Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of V-ONE Corporation (the Company) at December 31, 1998, and the results of its operations, changes in stockholders' equity, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of V-ONE Corporation for any period subsequent to December 31, 1998.

The financial statements referred to above have been prepared assuming the Company will continue as a going concern. As shown in these financial statements during 1998 the Company incurred significant losses of $9,193,396, and had a net working capital deficit position of $1,277,368 at December 31, 1998. These facts raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                            /s/ PricewaterhouseCoopers LLP





McLean, VA
March 11, 1999 except as in the third
and fourth sentences of the first paragraph of Note 3, to which the date is March 31, 1999.

                                          V-ONE CORPORATION
                                           BALANCE SHEETS

                                                                                  December 31,
                                                                         --------------------------------
                                    ASSETS                                    2000               1999
                                                                              ----               ----
         Current assets:
              Cash and cash equivalents                                $     2,949,398  $      7,136,943
              Accounts receivable, less allowances of $105,664
                   and $134,244,  respectively                                 776,845           854,853
              Inventory, less allowances of $78,656 and
                   $87,694, respectively                                       172,177            46,087
              Prepaid expenses and other current assets                        254,631           249,339
                                                                         --------------  ----------------
                  Total current assets                                       4,153,051         8,287,222

         Property and equipment, net
         Other assets                                                          929,398           585,708
                                                                               368,169           902,506
                                                                         --------------  ----------------
                     Total assets                                      $     5,450,618 $       9,775,436
                                                                         ==============  ================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

         Current liabilities:
              Accounts payable and accrued expenses                    $     1,375,939 $       1,157,660
              Deferred revenue                                               1,113,202           420,922
              Capital lease obligations - current                               71,943            78,794
                                                                         --------------  ----------------
                   Total current liabilities                                 2,561,084         1,657,376
             Deferred rent                                                     120,150           156,711
             Capital lease obligations - noncurrent                             47,803           119,746
                                                                         --------------  ----------------
                   Total liabilities                                         2,729,037         1,933,833

         Commitments and contingencies

         Stockholders' equity:
             Preferred stock, $0.001 par value; 13,333,333 shares
             authorized
                Series B convertible preferred stock, 1,287,554
                 designated, issued and outstanding (liquidation
                 preference of $3,000,000)                                       1,288             1,288
                Series C redeemable preferred stock, 500,000
                 designated, 54,714 and 335,000 shares issued
                 and outstanding, respectively (liquidation
                 preference of $1,436,243 and $8,793,750)                           55               335
             Common Stock, $0.001 par value; 50,000,000 shares
                 authorized; 22,109,185 and 18,233,780 shares
                 issued and outstanding, respectively                           22,109            18,233
             Accrued dividends payable                                         180,911           272,245
             Additional paid-in capital                                     51,393,818        47,197,893
             Subscriptions receivable                                                -            (3,785)
             Accumulated deficit                                           (48,876,600)      (39,644,606)
                                                                         --------------  ----------------
                             Total stockholders' equity                      2,721,581         7,841,603
                                                                         --------------  ----------------
                             Total liabilities and stockholders'       $     5,450,618   $     9,775,436
                             equity                                      ==============  ================

                    The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                      STATEMENTS OF OPERATIONS

                                                                Year ended December 31,
                                                 -------------------------------------------------------
                                                     2000                1999               1998
                                                     ----                ----               ----
           Revenues:
                Products                       $     3,356,086     $     3,427,422    $     5,798,542
                Consulting and services              1,197,544           1,538,258            461,263
                                                 -------------------------------------------------------
                    Total revenues                   4,553,630           4,965,680          6,259,805

           Cost of revenues:
                Products                               441,752             973,866          1,623,396
                Consulting and services                122,107             137,281             68,060
                                                 -------------------------------------------------------
                    Total cost of revenues             563,859           1,111,147          1,691,456
                                                 -------------------------------------------------------

           Gross profit                              3,989,771           3,854,533          4,568,349

           Operating expenses:
                Sales and marketing                  6,198,146           6,683,039          7,306,279
                General and administrative           3,517,068           3,118,829          3,896,210
                Research and development             3,440,397           2,848,955          2,618,914
                                                 -------------------------------------------------------
                    Total operating expenses        13,155,611          12,650,823         13,821,403
                                                 -------------------------------------------------------

           Operating loss                           (9,165,840)         (8,796,290)        (9,253,054)

           Interest (expense) income:
                Interest expense                       (25,945)           (676,443)           (65,372)
                Interest income                        329,770             164,841            125,030
                                                 -------------------------------------------------------
                Total interest (expense)               303,825            (511,602)            59,658
                income                           -------------------------------------------------------

           Loss before extraordinary item           (8,862,015)         (9,307,892)        (9,193,396)

           Extraordinary item - early
                extinquishment of debt                       -            (372,052)                 -
                                                 -------------------------------------------------------

           Net loss                                 (8,862,015)         (9,679,944)        (9,193,396)

           Dividend on preferred stock                 369,979             272,245            110,879
           Deemed dividend on preferred stock                -                    -           102,755
                                                 -------------------------------------------------------

           Net loss attributable to holders
                of common stock                  $  (9,231,994)    $    (9,952,189)   $    (9,407,030)
                                                 =======================================================

           Basic and diluted loss per share
                Loss before extraordinary        $       (0.44)    $         (0.57)   $         (0.68)
                item
                                                 =======================================================
                Net loss attributable to
                    holders of common stock      $       (0.44)    $         (0.59)   $         (0.68)
                                                 =======================================================
           Weighted average number of
                 common shares outstanding          20,871,076          16,938,205         13,898,450
                                                 =======================================================

                    The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                  STATEMENTS OF STOCKHOLDERS EQUITY

                                                  Series B & C    Accrued  Additional
                                Common Stock     Preferred Stock  Dividend  Paid-in   Subscriptions Accumulated
                              Shares     Amount   Shares  Amount  Payable   Capital     Receivable    Deficit       Total
                              ------     ------   ------  ------  -------   -------     ----------    -------       -----
Balance, December  31, 1997  13,070,235  $13,070       -      -        -   $24,649,538    $(166,011) $(20,285,387)  $4,211,210
Issuance of common stock,
   net of issuance costs      2,535,000    2,535       -      -        -     4,532,554             -            -    4,535,089
Exercise of common stock
   options                      189,333      189       -      -        -       273,228             -            -      273,417
Conversion of mandatorily
   redeemable preferred
   stock to common stock        720,670      721       -      -        -     1,537,279             -            -    1,538,000
Redemption of mandatorily
   redeemable preferred              -         -       -      -        -    (1,011,716)            -            -   (1,011,716)
   stock
Retirement of common stock      (37,192)     (37)      -      -        -      (115,953)     115,990             -            -
Deemed dividend on
   preferred stock                   -         -       -      -        -       102,755             -     (102,755)           -
Dividend on preferred stock          -         -       -      -        -           -               -     (110,879)    (110,879)
Issuance of common stock
   warrants                          -         -       -      -        -       394,000             -            -      394,000
Net loss                                               -      -        -           -                   (9,193,396)  (9,193,396)
                             -------------------------------------------------------------------------------------------------
Balance, December 31, 1998   16,478,046   16,478       -      -        -    30,361,685      (50,021)  (29,692,417)     635,725
Exercise of common stock
   options, net of issuance
   costs                        848,629      848       -      -        -     2,669,882             -            -    2,670,730
Exercise of warrants            907,105      907       -      -        -     2,863,001             -            -    2,863,908
Issuance of Series B
   preferred stock, net
   issuance costs                    -         - 1,287,554 $1,288      -     2,981,212             -            -    2,982,500
Issuance of Series C
   preferred stock, net of
   issuance costs                    -         -   335,000    335      -     7,918,349             -            -    7,918,684
Collection and forgiveness
   of subscriptions
   receivable                        -         -       -      -        -           -          46,236            -       46,236
Issuance of common stock
   warrants                          -         -       -      -        -       310,000             -            -      310,000
Dividend on preferred stock          -         -       -      -   $272,245           -             -     (272,245)           -
Issuance of common stock
   options to consultants            -         -       -      -        -        93,764             -            -       93,764
Net loss                             -         -       -      -        -             -             -   (9,679,944)  (9,679,944)
                             -------------------------------------------------------------------------------------------------
Balance, December 31,1999    18,233,780   18,233 1,622,554  1,623  272,245  47,197,893        (3,785) (39,644,606)   7,841,603
Issuance of common stock,
   net of issuance costs        915,596      915       -      -        -     3,472,190                          -    3,473,105
Exercise of common stock
   options, net of issuance
   costs                         59,500       60       -      -        -       169,637             -            -      169,697
Conversion of Series C
   preferred stock to
   common stock               2,900,309    2,901  (280,286)  (280)(461,313)    458,676             -            -          (16)
Collection of notes
   receivable for stock              -         -       -      -        -           -           3,785            -        3,785
Dividends on preferred stock                                       369,979                               (369,979)           -
Issuance of common stock
   options to consultants            -         -       -      -        -        95,422             -            -       95,422
Net loss                                                                                               (8,862,015)  (8,862,015)
                             -------------------------------------------------------------------------------------------------
Balance, December 31, 2000   22,109,185  $22,109 1,342,268 $1,343 $180,911 $51,393,818             - $(48,876,600)  $2,721,581
                             =================================================================================================

                         The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                      STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                    ------------------------------------------------------
                                                         2000              1999               1998
                                                         ----              ----               ----
     Cash flows from operating activities:
        Net loss                                      $ (8,862,015)     $ (9,679,944)    $ (9,193,396)
       Adjustments to reconcile net loss to net
          cash used in operating activities:
          Depreciation                                     429,939           464,879          354,187
          Amortization                                           -           255,378          283,056
          Loss on disposal of assets                             -                 -           95,228
          Amortization of deferred financing costs               -           730,000                -
          Forgiven subscription receivable                       -            46,114                -
          Noncash charge related to issuance of
              warrants and options                         377,422            93,764          394,000
     Changes in operating assets and liabilities:
          Accounts receivable, net                          78,008          (341,632)         281,174
          Inventory, net                                  (126,090)          339,394          198,413
          Prepaid expenses and other assets                529,045           105,755           (66,153)
          Accounts payable and accrued expenses            218,279          (966,496)          972,567
          Deferred revenue                                 692,280          (467,373)           75,648
          Deferred rent                                    (36,561)          156,711           (36,879)
                                                    --------------------------------------------------
              Net cash used in operating activities     (6,699,693)       (9,263,450)       (6,642,155)

     Cash flows from investing activities:
          Net purchases of property and equipment         (773,629)         (176,033)         (322,387)
          Collection of subscription receivable              3,785               122                -
                                                    --------------------------------------------------
              Net cash used in investing activities       (769,844)         (175,911)        (322,387)

     Cash flows from financing activities:
          Issuance of common stock                               -                 -        5,070,000
          Issuance of preferred stock, net of
                subscriptions receivable                 3,375,000        11,793,750                -
          Payment of debt financing costs                        -          (420,000)               -
          Payment of preferred stock dividends                 (16)                -         (110,879)
          Payment of stock issuance costs                 (183,895)         (941,875)        (574,324)
          Redemption of preferred stock                          -                 -       (3,200,600)
          Exercise of stock options and warrants           169,697         5,583,946          273,417
          Principal payments on capital lease
            obligations                                    (78,794)          (70,217)         (43,675)
          Repayment of notes payable                             -            (5,259)         (16,963)
                                                    --------------------------------------------------
              Net cash provided by financing             3,281,992        15,940,345        1,396,976
              activities                            --------------------------------------------------

     Net (decrease) increase in cash and cash
         equivalents                                    (4,187,545)        6,500,984       (5,567,566)
     Cash and cash equivalents, beginning of year        7,136,943           635,959        6,203,525
                                                    --------------------------------------------------

     Cash and cash equivalents, end of year            $ 2,949,398       $ 7,136,943       $  635,959
                                                    ==================================================

                  The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.    NATURE OF BUSINESS

      V-ONE Corporation (the "Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets located in Europe and Asia.

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

      In 2000, the Company entered into a contract which contains multiple elements, including specified upgrades. Because the Company has not established vendor specific objective evidence for the specified upgrades, all revenues under the contract will be deferred until the upgrades are delivered. At December 31, 2000, the Company had $500,000 in deferred revenue related to this contract.

      The Company's revenue recognition policies for the years ended December 31, 1998, 1999 and 2000 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants.

      SHIPPING AND HANDLING FEES AND COSTS

      In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. The Company historically has

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      classified shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy decision that should be disclosed. The Company has classified both inbound and outbound shipping charges as cost of sales.

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

      USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

      PROPERTY AND EQUIPMENT

      Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Capital leases are recorded at their net present value on the inception of the lease. Depreciation expense was $429,939, $464,879 and $354,187 for the years ended December 31, 2000, 1999 and 1998, respectively.

      ADVERTISING COSTS

      The Company expenses all advertising costs as incurred. The Company incurred approximately $177,000 $98,400 and $196,000, in advertising costs for the years ended December 31, 2000, 1999 and 1998 respectively.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      STOCK-BASED COMPENSATION

      Statement of  Financial  Accounting  Standards  No. 123,  "Accounting  for
      Stock-Based Compensation" ("SFAS"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25 (see Note 6).

      Stock options and warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which requires the value of the options to be periodically re-measured as they vest over a performance period. The fair value of the options is determined using the Black-Scholes model.

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      BUSINESS SEGMENTS

      In 1998, the Company adopted FASB Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information," which establishes standards for disclosures about products, geographics and major customers. The Company's implementation of this standard does not have any effect on its financial statements, as the Company only operates in one segment.

      RISKS, UNCERTAINTIES AND CONCENTRATIONS

      Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. The Company's cash balances exceed federally insured amounts. The Company invests its cash primarily in money market funds with an international commercial bank. The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has sufficiently provided for estimated credit losses.

      During 1998 approximately $524,000 of goods and services were purchased from two major suppliers, representing 32% of total 1998 product cost of revenues. No suppliers exceeded 10% of purchases in 1999 or 2000.

      During the years ended December 31, 2000, 1999, and 1998, 21%, 26% and 19% percent, respectively, related to sales to international customers. During the years ended December 31, 2000, 1999, and 1998, 40%, 35%, and 62%, respectively, related to sales to government agencies.

      RECLASSIFICATIONS

      Certain prior year amounts have been reclassified to conform to the 2000 presentation.

      NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company will adopt SFAS 133 effective January 1, 2001. The adoption is not expected to materially impact the Company's financial statements.

 3.   NOTES PAYABLE

      On February 24, 1999, the Company entered into a Loan and Security Agreement ("Loan Agreement") with Transamerica Business Credit Corporation ("Transamerica"). Under the terms of the Loan Agreement, the Company received a $3.0 million term loan that bears interest at 12.53% per annum. Interest is payable monthly in arrears. On March 31, 1999, the Company and Transamerica amended the Loan Agreement, whereby Transamerica waived the event of default created when the Company received a "going-concern" opinion from its independent auditors. The Company agreed to (i) grant TBCC Funding Trust II, an affiliate of Transamerica, a warrant to purchase 100,000 shares of Common Stock at an exercise price of $3.25 per share and
      (ii) accept the additional financial covenant that the Company's net worth would be $5.0 million at June 30, 1999 and September 30, 1999. The warrant

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      was valued at $224,000 using the Black-Scholes option-pricing model and the following assumptions: dividend yield of 0%; expected volatility of 68%; risk-free interest rate of 5.35% and expected term of seven years.

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

      As a result of an anti-dilution clause triggered upon the issuance of Series B Convertible Preferred Stock, the warrants to purchase 100,000 shares of Common Stock with an exercise price of $3.25 per share were increased to 139,485 shares at an exercise price of $2.33 per share. Additionally, upon issuance of the Series C Preferred Stock on September 9, 1999, the warrants to purchase 50,000 shares of Common Stock with an exercise price of $3.75 per share were increased to 71,429 shares with an exercise price of $2.65 per share. The Transamerica term loan was repaid on September 30, 1999 and all indebtedness and obligations owed by the Company were terminated. The warrants are still outstanding as of December 31, 2000.

      On September 30, 1999, the Company entered into a Revolving Credit Promissory Note (the "Note") with Citibank, F.S.B., ("Citibank"). Under the terms of the Note, the Company may be advanced up to $3.0 million under a revolving loan agreement with a maturity date of October 1, 2000 with the ability to renew for additional terms. The Note bears interest at a rate equal to the sum of the interest rate paid on the automatically renewable one-year certificate of deposit plus a margin of two percentage points. Interest is payable monthly in arrears. The initial rate of interest is 6.78%. Advances of $2,900,000 were made at September 30, 1999, which were used to pay off the remaining principal on the Transamerica note payable. On December 14, 1999, the Note was repaid with the proceeds from a certificate of deposit, which had been the collateral for the Note.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

 4.   SELECTED BALANCE SHEET INFORMATION

      Property and equipment consisted of the following at December 31:

                                                            2000                1999
                                                       ---------------      --------------
         Office and computer equipment               $      1,426,217     $       988,041
         Office and computer equipment under
            capital leases                                    341,302             359,859
         Leasehold improvements                                89,504              62,332
         Furniture and fixtures                               310,268             120,811
                                                       ---------------      --------------
                                                            2,167,291           1,531,043
         Less:  accumulated depreciation                   (1,237,893)           (945,335)
                                                       ---------------      --------------
                                                     $        929,398     $       585,708
                                                       ===============      ==============

      The Company had two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. All amounts are fully amortized as of December 31, 1999. The Company incurred amortization expense of $0, $255,378 and $283,056, relating to these agreements in 2000, 1999 and 1998, respectively.

      Other assets consisted of the following at December 31:

                                                                  2000              1999
                                                              -------------     --------------

               Deposits                                    $       118,169   $        652,506
               Investment in Network Flight Recorder               250,000            250,000
                                                              -------------     --------------
                                                           $       368,169   $        902,506
                                                              =============     ==============

      In January 1997, the Company made an investment of $250,000 in NFR Security, Inc., formerly Network Flight Recorder, Inc. ("NFR") in exchange for ten percent of NFR's common stock. NFR develops software to provide network administrators with network audit capabilities. NFR is headed by the Company's former chief scientist, who continues to work as a consultant for the Company. The Company's investment in these equity securities was recorded at the fair market value on the date of the transaction and is accounted for using the cost method. Subsequent to year end, the Company sold its stock in NFR for $1,625,000.

      Accounts payable and accrued expenses consisted of the following at December 31:

                                                                 2000               1999
                                                            ---------------    --------------

              Accounts payable                            $        580,605   $        847,267
              Accrued compensation                                 589,242            270,072
              Sales tax payable                                        247              1,936
              Other accrued expenses                               205,845             38,385
                                                            ---------------    ---------------
                                                          $      1,375,939   $      1,157,660
                                                            ===============    ===============

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

5.    INCOME TAXES

      The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                                                 2000               1999
                                                            ---------------    ---------------

              Inventory                                   $          38,948  $         33,867
              Accounts receivable                                    40,807            51,845
              Property and equipment                                 18,203           (60,343)
              Deferred rent                                          46,402            60,522
              Non-deductible accruals                                52,631            61,320
              Options and warrants                                        -           155,991
              Net operating loss carry forward                   16,282,345        14,556,026
                                                            ---------------    ---------------
              Total deferred tax asset                          16,479,336         14,859,228
              Valuation allowance                              (16,479,336)       (14,859,228)
                                                            ---------------    ---------------
              Net deferred tax asset                      $              -   $             -
                                                            ===============    ===============


      The net change in the valuation allowance from 1999 to 2000 is due principally to the increase in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 2000 and 1999, the Company had net operating loss carryforwards of approximately $42,200,000 and $37,700,000 for Federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin to expire in 2008.

            A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 1999 and 2000 is as follows:

                                                              2000            1999
                                                           ----------     ------------

          Federal income tax (benefit) at statutory rate     (34.0%)          (34.0%)
          State income taxes, net                             (4.6%)           (6.6%)
          Permanent items                                     (0.1%)          (14.6%)
          Net change in valuation allowance                   38.7%            55.2%
                                                           ----------     ------------
          Provision for Income Taxes                           0.0%             0.0%
                                                           ==========     ============


 6.   SHAREHOLDERS' EQUITY

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      conversion price of $2.33 per share. The conversion price is subject to adjustment in the event the Company pays dividends or makes distributions on, splits or reverse splits its Common Stock. The holders of the Series B Stock are entitled to a liquidation preference of $2.33 per share.

      SERIES C PREFERRED STOCK

      On September 9, 1999, the Company issued 335,000 shares of Series C Preferred Stock (the "Series C Stock") and 3,350,000 non-detachable warrants to purchase shares of the Company's Common Stock (the "Warrants") to certain accredited investors. Each share of Series C Stock was issued with ten Warrants (collectively a "Unit") for a price of $26.25 per Unit. The Company received $7,918,684 in proceeds net of issuance costs of approximately $875,000. The Warrants are immediately exercisable at a price of $2.625 per share and will remain exercisable until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Warrants have been registered for resale.

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      The Company has granted registration rights to the investors whereby the Company is obligated, in certain instances, to register the shares of Common Stock issuable upon conversion of the Series B Stock and exercise of the Warrants attached to the Series C Stock.

      Throughout 2000, certain holders of the Series C Stock chose to exercise their warrants through the cashless exercise provision. The cashless exercise provision allowed the holders to remit each share of Series C Stock in exchange for 10 shares of Common Stock. A total of 280,286 shares of Series C Stock were remitted for 2,802,860 shares of Common Stock. An additional 97,449 shares were issued as a result of dividends earned on the Series C Stock. At December 31, 2000 there were 54,714 shares of Series C Stock outstanding. The dividend payable on these shares equals $180,911, payable in cash or equivalent shares of Common Stock at fair market value at the exercise date.

      COMMON STOCK

      In the fourth quarter of 1998, the Company completed a private placement of 2,535,000 shares of its Common Stock at a price of $2.00 per share. The Company incurred issuance costs of approximately $546,000 and on November 20, 1998, granted a warrant to purchase 50,000 shares of Common Stock to the underwriter of the private placement. The warrant has an exercise price of $2.125 and expires five years from the date of grant.

      On January 14, 1999, a warrant to purchase 600,000 shares of Common Stock was exercised in full pursuant to its cashless exercise provision and the Company issued 223,529 shares of its Common Stock to the holder. In addition to the exercise of warrants for 633,576 shares of Common Stock for $2,757,658, a warrant to purchase a total of 50,000 shares of Common Stock was exercised at $2.125 per share. Proceeds from this exercise totaled $106,250. Additionally during 1999, various employees exercised 848,629 options to purchase Common Stock. The Company received net proceeds from these exercises of $2,670,730.

      In March 2000, the Company issued 500,000 shares of Common Stock at a purchase price of $4.75 per share to in exchange for $2,375,000.

      Restricted Common Stock amounting to 158,316 shares was issued to certain selected employees as compensation in the second quarter of 2000, 25% of which vested immediately, with the remaining shares vesting over the next three quarters. Upon termination of certain employees, 17,687 of these shares were cancelled. The shares were recorded at the fair market value on the date of grant, $2.375, with the compensation expense of $376,000 being recognized over the vesting period.

      In May 2000, the stockholders approved an increase in the number of shares of Common Stock authorized to 50,000,000.

      In June 2000, the Company issued 274,967 shares of Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.

      The aggregate stock issuance costs for Common Stock issued in 2000 were $183,895.

      WARRANTS

      In addition to the warrants issued in connection with the Transamerica debt for 210,914 shares of Common Stock at $2.33 per share and the warrants attached to the Series C Stock for 3,350,000 shares of Common

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      Stock at $2.625 per share discussed above, the Company issued the following warrants to purchase Common Stock during the years ended December 31, 1998, 1999, and 2000:

      On November 21, 1997, the Company issued a warrant to purchase 300,000 shares of Common Stock with an exercise price of $3.125 to the President and Chief Executive Officer. On November 27, 2000, upon the resignation of the former officer an agreement was reached whereby one half of these warrants were cancelled and the other half were extended to a new expiration date of November 27, 2005. Because the stock price on the new measurement date was less than the exercise price of the warrant, no compensation expense was recorded.

      On July 8, 1998, the Company granted warrants to purchase 10,000 shares of Common Stock each to two directors of the Company. The warrants have an exercise price of $2.688 and expire five years from the date of grant. Upon resignation of one of the directors, 10,000 warrants were cancelled.

      On November 27, 2000 the Company granted fully vested warrants to purchase 100,000 shares of Common Stock to MindSquared, LLC, a related party, as part of a consulting agreement. The warrants have an exercise price of $1.188 and expire five years from the date of grant. The Company valued these warrants using the Black-Scholes model with the following assumptions: volatility of 123%, risk free interest rate of 6% and expected term of 5 years. The value of the warrants, $101,000, is being recognized ratably over the four-month term of the consulting agreement.

      During the year ended December 31, 2000, warrants to purchase 2,802,860 shares of Common Stock that were attached to the Series C Stock were redeemed for an equal amount of shares of Common Stock. Of the original warrants issued, 547,140 remain at an exercise price of $2.625 per share.

      Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 1999 and 2000 were as follows:

                            1999               2000    Exercise Price
                            ----               ----    --------------

                               -            100,000         $1.19
                         139,485            139,485         $2.33
                       3,350,000            547,140         $2.63
                          71,429             71,429         $2.65
                          20,000             10,000         $2.69
                         300,000            150,000         $3.13
                          25,000                  -         $3.88
                          60,000             54,000         $4.73
                 ----------------     --------------
                       3,965,914          1,072,054
                 ================     ==============

            At December 31, 2000, warrants to purchase 1,072,054 shares of Common Stock were exercisable. The weighted average fair value of warrants granted during 2000 was estimated at $1.01. The fair market value was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 123%, risk free interest rate of 6%, and expected life of 5 years.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

      Option activity under the 1995 Plan for the three years ended December 31, 2000 was as follows:

                                                                      Weighted Average
                                                          Shares       Exercise Price
                                                          ------       --------------

          Balance as of December 31, 1997                 231,223           $1.398

          Exercised                                      (158,333)          $1.213
          Cancelled                                        (8,888)          $0.425
                                                           ------
          Balance as of December 31, 1998                  64,002           $1.855


          Exercised                                       (53,400)          $1.726
                                                          -------
          Balance as of December 31, 1999                  10,602           $2.505
                                                           ======
          Balance as of December 31, 2000                  10,602           $2.505
                                                           ======

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

      Option activity under the 1996 Plan for the three years ended December 31, 2000 was as follows:

                                                                            Weighted Average
                                                            Shares           Exercise Price
                                                         -------------    ---------------------
             Balance as of December 31, 1997                  1,972,035          $4.243

             Granted                                            558,667          $2.780
             Exercised                                          (35,000)         $2.625
             Expired                                           (613,326)         $4.280
                                                            -------------
             Balance as of December 31, 1998                  1,882,376          $3.221

             Exercised                                         (677,479)         $3.438
             Cancelled                                         (290,666)         $2.787
             Expired                                            (99,250)         $2.785
                                                            -------------
             Balance as of December 31, 1999                    814,981          $3.268

             Exercised                                          (21,000)         $2.714
             Cancelled                                         (560,750)         $3.077
             Expired                                             (6,676)         $2.657
                                                            -------------
             Balance as of December 31, 2000                    226,555          $3.833
                                                            =============

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

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      Option activity under the 1998 Plan for the three years ended December 31, 2000 was as follows:

                                                                       Weighted Average
                                                      Shares            Exercise Price
                                                      ------            --------------

          Balance as of December 31, 1997                       -               -

          Granted                                         712,000          $2.694
          Exercised                                             -               -
          Cancelled                                      (101,000)         $2.688
                                                   --------------
          Balance as of December 31, 1998                 611,000          $2.695


          Granted                                       1,641,500          $2.328
          Exercised                                      (117,750)         $2.530
          Cancelled                                      (437,000)         $2.507
          Expired                                          (7,500)         $2.688
                                                   --------------
          Balance as of December 31, 1999               1,690,250          $2.400

          Granted                                       1,783,780          $2.224
          Exercised                                       (32,500)         $2.595
          Cancelled                                      (818,975)         $2.723
          Expired                                          (8,500)         $2.283
                                                   --------------
          Balance as of December 31, 2000               2,614,055          $2.178
                                                   ==============

      Awards may be granted under the 1998 Plan with respect to a total of 5,000,000 shares of Common Stock.

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

                                                                 Year ended December 31,
                                                   ----------------------------------------------------
                                                        2000              1999               1998
                                                   ---------------    --------------    ---------------
           Loss attributable to holders of
           common stock:
                   As reported                         $9,231,994        $9,952,189        $ 9,407,030
                   Pro forma                          $10,277,777       $10,895,072        $10,464,134
           Basic and diluted loss per share
              attributable to holders of
              common stock
                  As reported                               $0.44             $0.59              $0.68
                  Pro forma                                 $0.53             $0.64              $0.75

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1998, 1999 and 2000, respectively: dividend yield of 0% for all periods; expected volatility of 68%, 92%, and 100%; risk-free interest rate of 5.3%, 5.5% and 6.0%; and expected term of 4.0 years for 1998 and 1999, and 3.8 years for 2000. The weighted-average fair value of the options granted under all of the Company's plans during the years ended December 31, 1998, 1999 and 2000 was $1.10, $1.60 and $1.54, respectively.
      The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 1998, 1999 and 2000 was $3.06, $2.68 and $2.31, respectively. As of December 31, 2000, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 7.6 years and the number of options exercisable is 1,207,925.

 7.   COMMITMENTS AND CONTINGENCIES

      LEASES

      The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 2000 are as follows:

                                            OPERATING    CAPITAL
                                            ---------    -------

           2001                           $   612,385$   83,499
           2002                               576,590    50,059
           2003                               341,199         -
           2004                                     -         -
                                    ---------------------------------

         Total minimum payments            $1,530,174   133,558
                                           ==========
         Interest                                       (13,812)
                                                        --------

         Present value of capital lease obligations
                                                        119,746
         Less:  current portion                         (71,943)
                                                       ---------

         Capital lease obligations non-current       $   47,803
                                                     ===========

      Rent expense was $583,582, $919,550 and $701,133 for the years ended December 31, 2000, 1999 and 1998 respectively.

      At December 31, 2000, the Company expects to receive $61,573 in future minimum sublease rental income payments in 2001.

      CONTINGENCIES

      On January 27, 2000, a class action lawsuit alleging violations of the federal securities laws was filed in the U.S. District Court of Maryland on behalf of purchasers of the Company's Common Stock on November 30, 1999. See Note 11.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

8.    EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

      The Company has a 401(k) plan (the "Plan") for all employees over the age of 21. Contributions are made through voluntary employee salary reductions, up to 15% of their annual compensation, and discretionary matching by the Company. Employer contributions vest based on the participant's number of years of continuous service. A participant is fully vested after six years of continuous service. There were no employer contributions for the years ended December 31, 2000, 1999 or 1998.

 9.   SUPPLEMENTAL CASH FLOW DISCLOSURE

      Selected cash payments and noncash activities were as follows:

                                                               Year ended December 31,
                                                    -----------------------------------------------
                                                        2000             1999             1998
                                                    -------------    --------------   -------------
               Cash paid for interest                    $21,982         $728,221      $         -
               Cash paid for dividends                        16                 -               -
               Noncash investing and financing
                   activities:
               Notes repaid from return and
                   retirement of Common Stock                  -                 -         115,953
               Deemed dividend on preferred
                   stock                                       -                 -         102,755
               Issuance of stock options to
                   consultants                            95,422            93,764               -
               Issuance of restricted stock              282,000                 -               -
               Collection and forgiveness of
                   subscriptions  receivable                   -            46,236               -
               Conversion of Preferred Stock
                    to Common Stock                            -                 -       1,538,000

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

10.   NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:

                                                                     Year Ended December 31,
                                                       ----------------------------------------------------
                                                            2000           1999                 1998
                                                       ----------------------------------------------------
Numerator:
Loss before extraordinary item                         $  (8,862,015)    $(9,307,892)    $    (9,193,396)
Less: Dividend on preferred stock                           (369,979)       (272,245)           (110,879)
Deemed dividend on preferred stock                                 -               -            (102,755)
                                                       -------------     ------------       ------------
Net loss before extraordinary item                        (9,231,994)     (9,580,137)         (9,407,030)
    Extraordinary item-early extinguishments of                    -        (372,052)                  -
    debt                                               -------------     ------------       ------------
    Net loss attributable to holders of Common         $  (9,231,994)    $(9,952,189)    $    (9,407,030)
    Stock
                                                       =============     ============       ============
Denominator:
Denominator for basic net loss per share-weighted
    average shares                                         20,871,076      16,938,205         13,898,450

Effect of dilutive securities:
    Preferred Stock                                                 -               -                  -
    Stock Options                                                   -               -                  -
    Warrants                                                        -               -                  -
                                                        -------------     -----------       ------------
Dilutive potential common shares                                    -               -                  -

Denominator for diluted net loss per share-adjusted
    weights average shares                                 20,871,076      16,938,205         13,898,450
                                                        =============     ===========       ============

Basic and diluted loss per share:

    Loss before extraordinary item                     $       (0.44)    $     (0.57)    $        (0.68)
Extraordinary item-early extinguishments of debt                    -          (0.02)                 -
                                                       -------------     ------------       ------------
Net Loss attributable to holders of Common Stock       $       (0.44)    $     (0.59)    $        (0.68)
                                                       =============     ============       ============

The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                  Year ended December 31,

                           ------------------------------------
                               2000        1999        1998
                            -----------------------------------

               Preferred
               stock:
                  Series A           -           -           -
                  Series B    1,287,554   1,287,554          -
                  Series C       54,714     335,000          -
               Stock          2,851,212   2,515,833   2,557,378
               options
               Warrants       1,072,054   3,974,957   1,688,576

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

11.   SUBSEQUENT EVENTS (UNAUDITED)

      As of February 14, 2001, V-ONE issued 3,675,000 shares of Series D Convertible Preferred Stock ("Series D Stock") and non-detachable warrants to purchase 735,000 shares of the Company's Common Stock ("Warrants") to certain accredited investors for an aggregate offering price of $7,019,250. The securities were sold in units, each unit containing five shares of Series D Stock and a Warrant to purchase one share of Common Stock ("Unit") for a price of $9.55 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Series D Stock is immediately convertible at an initial conversation price of $1.91 per share. The Warrants are immediately exercisable at an initial exercise price of $2.29 per share and expire on February 14, 2004. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering will be used for general working capital purposes.

      Effective March 13, 2001, the Company completed a sale to NFR of the 6.8% minority interest in its common stock. The sale price per share was $3.25 and the proceeds of the sales of the 500,000 shares were $1,625,000.

      On February 20, 2001, a class action lawsuit alleging violations of the federal securities laws, filed in the U.S. District Court of Maryland, was dismissed in its entirety, with prejudice. In granting the Company's motion to dismiss, the United States District Court ruled that plaintiffs had failed to state a cause of action for violations of the securities laws and awarded costs to the defendants.

                                V-ONE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

12.   SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

      The following table presents the quarterly results for V-ONE Corporation and its subsidiaries for the years ending December 31, 1999 and 2000:

                                            1ST QUARTER         2ND QUARTER         3RD QUARTER        4TH QUARTER
                                            -----------         -----------         -----------        -----------

        2000
        Revenue                           $    1,383,921      $    1,075,846      $      645,485     $     1,448,378
        Gross profit                           1,300,926             924,388             500,866           1,263,591
        Net loss                          $   (1,482,222)     $  (2,511,701)      $  (2,701,358)     $    (2,166,734)
                                             ===========         ===========         ===========         ===========

        Net loss per share, basic and     $       (0.09)      $       (0.12)      $       (0.12)     $        (0.10)
        diluted                                  ======              ======              ======              ======

        1999

        Revenue                           $    1,696,472      $    1,006,668      $      932,894     $     1,329,646
        Gross profit                           1,514,083             776,279             787,515             776,656
        Net loss before extraordinary         (2,179,297)         (2,192,669)         (2,638,051)         (2,297,875)
           item
        Extraordinary item - early
        extinguishment of debt                         -                   -                   -            (372,052)
                                             ------------        -----------         -----------         -----------
        Net loss                          $   (2,179,297)     $   (2,192,669)     $   (2,638,051)    $    (2,669,927)
                                             ===========         ===========         ===========         ===========

        Basic and diluted net loss per
           share                          $       (0.13)      $       (0.13)      $       (0.16)     $        (0.13)
        before extraordinary item
        Extraordinary item - early
        extinguishment of debt                        -                   -                   -               (0.02)
                                             ------------        -----------         -----------         -----------
        Net loss per share, basic and     $       (0.13)      $       (0.13)      $       (0.16)     $        (0.15)
        diluted                                   ======              ======              ======              ======

                                               V-ONE CORPORATION
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS-

                             For the years ended December 31, 1998, 1999 and 2000


                                                          Additions
                                          Balance at      Charged to
                                         Beginning of     Costs and                          Balance at End
             Description                    Period         Expenses         Deductions         of Period

  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     December 31, 1998               $           500,405          24,233              ---     $      524,638
     December 31, 1999               $           524,638        (220,912)         169,482     $      134,244
     December 31, 2000               $           134,244          68,490           97,070     $      105,664

  DEFERRED TAX ASSET
  VALUATION ALLOWANCE
     December 31, 1998               $         7,431,743       2,017,021              ---     $    9,448,764
     December 31, 1999               $         9,448,764       5,410,464              ---     $   14,859,228
     December 31, 2000               $        14,859,228       1,620,108              ---     $   16,479,336

  ALLOWANCE FOR
  NON-SALABLE INVENTORY
     December 31, 1998               $           212,700         100,656              ---     $      313,356
     December 31, 1999               $           313,356             ---          225,662     $       87,694
     December 31, 2000               $            87,694          32,699           41,737     $       78,656

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 10, 2001.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 10, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 10, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 10, 2001.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

         None.

      (a)(1)  Financial Statement Schedule.

              See index to Financial Statements on page 30 All required financial statement schedules of the Company are set forth under
              Item 8 of this Annual Report on Form 10-K.

      (a)(2)  Exhibits

NUMBER      DESCRIPTION
------      -----------

3.1         Amended and Restated  Certificate  of  Incorporation  as of July 2,
            1996 (1)
3.2         Amended and Restated Bylaws dated as of February 2, 1998 (4)
3.3 Certificate of Amendment to Certificate of Designation, Preferences, and Rights of Series A Convertible Preferred Stock dated September 9, 1996 (1)
3.4 Certificate of Elimination of Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock (2)
3.5         Certificate  of  Designations  of  Series A  Convertible  Preferred
            Stock (2)
3.6         Certificate  of   Elimination   of   Certificate  of   Designation,
            Preferences and Rights of Series A Convertible Preferred Stock, dated March 4, 1999(9)
3.7 Certificate of Designations of Series B Convertible Preferred Stock, dated June 11, 1999 (10)
3.8 Certificate of Designations of Series C Preferred Stock, dated September 9, 1999 (11)
3.9 Certificate of Designations of Series D Convertible Preferred Stock, dated February 14, 2001(14)
9.1         Voting  Trust  Agreement  between  Hai Hua Cheng and James F. Chen,
            Trustee (1)
9.2         Voting Trust  Agreement  between  Robert  Zupnik and James F. Chen,
            Trustee (1)
9.3         Voting Trust  Agreement  between  Dennis  Winson and James F. Chen,
            Trustee (1)
10.1        Employment Agreement between V-ONE Corporation  ("V-ONE") and James
            F. Chen dated as of June 12, 1996 (1)
10.2        V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3        V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4        V-ONE 1996 Incentive Stock Plan (1)
10.5 Software License Agreement between Trusted Information Systems, Inc. ("TIS") and V-ONE executed October 6, 1994 (1)
10.6        First Amendment to the Software License  Agreement  between TIS and
            V-ONE (1)
10.7        Second Amendment to the Software License  Agreement between TIS and
            V-ONE (1)
10.8        Third Amendment to the Software License  Agreement  between TIS and
            V-ONE (1)
10.9        Fourth Amendment to the Software License  Agreement between TIS and
            V-ONE (1)
10.10 OEM Master License Agreement between RSA Data Security, Inc. ("RSA") and V-ONE dated December 30, 1994 and Amendment Number One to the OEM Master License Agreement between RSA and V-ONE (1)
10.11 Amendment Number Two to the OEM Master License Agreement between RSA and V-ONE and Conversion Agreement dated May 23, 1996 (1)
10.12 Promissory Note for Hai Hua Cheng with Allonge and Amendment dated June 12, 1996 (1)
10.13       Form of Exchange and Purchase Agreement dated April 1996 (1)
10.14 Registration Rights Agreement Between V-ONE and JMI Equity Fund II, L.P. ("JMI") (1)
10.15       8% Senior  Subordinated  Note due June 18,  2000 Issued by V-ONE to
            JMI (1)
10.16 Warrant to Purchase 100,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.17 Warrant to Purchase 400,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.18 Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19 Subscription Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)

NUMBER      DESCRIPTION
------      -----------

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
10.50       Form of Addendum #2 to Second Version of Subscription Documents (7)
10.51 Warrant dated November 20, 1998 to purchase 50,000 shares of Common Stock issued to LaSalle St. Securities, Inc. (7)

NUMBER      DESCRIPTION
------      -----------

10.52 Employment Agreement dated November 6, 1998 between V-ONE and Charles B. Griffis (9)
10.53       Employment  Agreement dated August 1, 1998 between V-ONE and Robert
            F. Kelly (9)
10.54 Loan and Security Agreement dated February 24, 1999 between V-ONE and Transamerica Business Credit Corporation ("Transamerica") (8)
10.55 Patent and Trademark Security Agreement dated February 24, 1999 between V-ONE and Transamerica (8)
10.56 Security Agreement in Copyrighted Works dated as of February 24, 1999 between V-ONE and Transamerica (8)
10.57 Amendment to Employment Agreement dated as of August 1, 1998 by and between the Company and Jieh-Shan Wang (9)
10.58 Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and James F. Chen (9)
10.59 Subscription Agreement for Series B Convertible Preferred Stock, dated June 11, 1999 (10)
10.60       Registration Rights Agreement, dated June 11, 1999 (10)
10.61       Non-Negotiable Promissory Note, dated June 11, 1999 (10)
10.62       Form of Series C Preferred Stock Purchase Agreement (11)
10.63 Employment Agreement dated July 1, 1999 by and between the Company and Margaret E. Grayson (12)
10.64 Employment Agreement dated July 1, 1999 by and between the Company and David D. Dawson (13)
10.65 Series D Convertible Preferred Stock and Non-Detachable Warrant Purchase Agreement dated February 14, 2001
10.66 Form of Warrant Granted to Holders of Series D Convertible Preferred Stock, dated February 14, 2001
10.67       2001 Employee Stock Purchase Plan
10.68 Form of Subscription Agreement between the Company and Employees under the 2001 Employee Stock Purchase Plan
10.69 Agreement for Purchase and Sale of Stock between the Company and NFR Security, Inc., dated March 13, 2001
23.1        Consent of Ernst & Young LLP
23.2        Consent of PricewaterhouseCoopers LLP

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

(13) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-K for the twelve months ended December 31,1999.

(14) The information required by this exhibit is incorporated by reference to V-ONE's Form 8-K, dated March 1, 2001.

(b)    Reports on Form 8-K

              None.

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

V-ONE Corporation

 Date: March 30, 2001
                                       By: /s/ Margaret E. Grayson
                                           --------------------------------
                                           Margaret E. Grayson
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     SIGNATURE                          TITLE                         DATE

/s/ Margaret E. Grayson               President,                  March 30, 2001
-------------------------          Chief Executive
Margaret E. Grayson              Officer and Director


/s/ John F. Nesline                    Chief                      March 30, 2001
-------------------------         Financial Officer
John F. Nesline                     and Treasurer
                                     Controller

/s/ James F. McManus                  Director                    March 30, 2001
-----------------------
James F.  McManus
                                      Director                    March 30, 2001

------------------------
Michael O'Dell

/s/ Heidi B. Heiden                   Director                    March 30, 2001
-----------------------
Heidi B. Heiden

/s/ Michael J. Mufson                 Director                    March 30, 2001
-------------------------
Michael Mufson

/s/ William E. Odom                   Director                    March 30, 2001
-------------------------
William E. Odom