Form 10-Q
period 2001-03-31
V ONE CORP/ DE
filed 2001-05-04
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: March 31, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  Class                               Outstanding at May 3, 2001
                  -----                               --------------------------
Common Stock, $0.001 par value per share                      22,215,000

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                          3

               Condensed Balance Sheets as of March 31, 2001                 3
               (unaudited) and December 31, 2000

               Condensed Statements of Operations for the Three Months       4
               Ended March 31, 2001 (unaudited) and March 31, 2000
               (unaudited)

               Condensed Statements of Cash Flows for the Three Months       5
               Ended March 31, 2001 (unaudited) and March 31, 2000
               (unaudited)

               Notes to the Condensed Financial Statements (unaudited)       6

Item 2.        Management's Discussion and Analysis of Financial             8
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About               10
               Market Risk

PART II.       OTHER INFORMATION                                            12

Item 1.        Legal Proceedings                                            12

Item 2.        Changes in Securities and Use of Proceeds                    12

Item 3.        Defaults Upon Senior Securities                              12

Item 4.        Submission of Matters to a Vote of Security Holders          12

Item 5.        Other Information                                            12

Item 6.        Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                  14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                             March 31, 2001    December 31, 2000
          ASSETS                               (Unaudited)
                                             --------------    -----------------
Current assets:
  Cash and cash equivalents                   $ 8,845,927          $ 2,949,398
  Accounts receivable, net                        891,616              776,845
  Finished goods inventory, net                   148,643              172,177
  Prepaid expenses and other current assets       262,480              254,631
                                              -----------          -----------
    Total current assets                       10,148,666            4,153,051

  Property and equipment, net                   1,024,243              929,398
  Other assets                                    115,484              368,169
                                              -----------          -----------
    Total assets                             $ 11,288,393          $ 5,450,618
                                             ============          ===========

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses      $ 1,385,991           $ 1,375,939
  Deferred revenue                             1,475,028             1,113,202
  Capital lease obligations - current             72,913                71,943
                                              -----------          -----------
    Total current liabilities                  2,933,932             2,561,084
  Deferred rent                                  109,028               120,150
  Capital lease obligations - noncurrent          28,664                47,803
                                              -----------          -----------
    Total liabilities                          3,071,624             2,729,037

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 13,333,333
    shares authorized
  Series B convertible
    preferred stock, 1,287,554 designated,
    issued and outstanding (liquidation
    preference of $3,000,000)                      1,288                 1,288
  Series C redeemable preferred stock,
    500,000 designated; 42,904 and 54,714
    shares issued and outstanding,
    respectively (liquidation preference
    of $1,126,388 and $1,436,243, respectively)       43                    55
  Series D convertible preferred stock
    3,675,000 shares designated, issued and
    outstanding (liquidation preference of
    $7,019,250)                                    3,675                     -
Common stock, $0.001 par value; 50,000,000
  shares authorized; 22,261,219 and 22,109,185
  shares issued and outstanding, respectively     22,261                22,109
Accrued dividends payable                        262,107               180,911
Additional paid-in capital                    59,749,441            51,393,818
Accumulated deficit                          (51,822,046)          (48,876,600)
                                              -----------          -----------
    Total shareholders' equity                 8,216,769             2,721,581
                                              -----------          -----------
    Total liabilities and shareholders'
      equity                                $ 11,288,393           $ 5,450,618
                                            ============           ===========

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                              Three months        Three months
                                                 ended                ended
                                             March 31, 2001      March 31, 2000
                                              (unaudited)          (unaudited)
                                             --------------      --------------

Revenue:
  Products                                  $    524,255          $ 1,133,453
  Consulting and services                        265,926              250,468
    Total revenue                                790,181            1,383,921
                                            ------------         ------------

Cost of revenue:
  Products                                       198,118               70,514
  Consulting and services                         61,119               12,481
                                            ------------         ------------
    Total cost of revenue                        259,237               82,995
                                            ------------         ------------

Gross profit                                     530,944            1,300,926

Operating expenses:
  Research and development                     1,000,656              712,690
  Sales and marketing                          1,184,169            1,495,900
  General and administrative                     696,188              653,021
                                            ------------         ------------
    Total operating expenses                   2,881,013            2,861,611
                                            ------------         ------------

Operating loss                                (2,350,069)          (1,560,685)

Other (expense) income:
  Interest expense                                (3,787)              (6,499)
  Interest income                                 52,033               84,962
  Other (expense) income                       1,308,608                    -
                                            ------------         ------------
    Total other (expense) income               1,356,854               78,463
                                            ------------         ------------

Net loss                                        (993,215)          (1,482,222)

Dividend on preferred stock                    1,952,231              206,461
                                            ------------         ------------

Loss attributable to holders
  of common stock                           $ (2,945,446)        $ (1,688,683)
                                            ============         ============

Basic and diluted loss per share
  attributable to holders of
  common stock                                   $ (0.13)             $ (0.09)
                                            ============         ============

Weighted average number of common
shares outstanding                            22,160,445           18,500,300
                                            ============         ============

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                              Three months        Three months
                                                ended                ended
                                             March 31, 2001      March 31, 2000
                                              (unaudited)         (unaudited)
                                             --------------      --------------

Cash flows from operating activities:
Net loss                                      $ (993,215)        $ (1,482,222)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                    136,194               84,936
Stock compensation                               144,943                    -
Gain on sale of investment                    (1,375,000)                   -
Changes in assets and liabilities:
  Accounts receivable, net                      (114,770)            (126,167)
  Inventory, net                                  23,534             (140,043)
  Prepaid expenses and other assets               (5,164)            (116,001)
  Accounts payable and accrued  expenses          10,052              166,660
  Deferred revenue                               361,827               76,235
  Deferred rent                                  (11,122)              (7,724)
                                              ----------         ------------
  Net cash used in operating activities       (1,822,721)          (1,544,326)


Cash flows from investing activities:
  Net purchases of property and equipment       (231,039)             (98,201)
  Collection of subscription                           -                3,785
  Proceeds from sale of investment             1,625,000                    -
                                              ----------         ------------
    Net cash provided by (used in)
    investing activities                       1,393,961              (94,416)

Cash flows from financing activities:
  Exercise of options and warrants                29,892               89,037
  Issuance of common stock                             -            2,375,000
  Issuance of preferred stock                  7,019,250                    -
  Redemption of preferred stock                  (84,442)
  Payments of stock issuance costs              (620,977)            (149,046)
  Payment of preferred stock dividends              (264)                   -
  Principal payments on capitalized lease
    obligations                                  (18,170)             (18,804)
                                              ----------         ------------
    Net cash provided by financing activities  6,325,289            2,296,187
                                              ----------         ------------

Net increase in cash and cash equivalents      5,896,529              657,445

Cash and cash equivalents at beginning of
  period                                       2,949,398            7,136,943
                                              ----------         ------------

Cash and cash equivalents at end of period   $ 8,845,927          $ 7,794,388
                                             ===========          ===========

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Nature of the Business

V-ONE Corporation ("Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets in Europe and Asia.

2.       Basis of Presentation

The condensed financial statements for the three months ended March 31, 2001 and March 31, 2000 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999 and 2000 and for the three years in the period ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.

Certain prior year amounts have been reclassified to conform to the 2001 presentation. These changes had no impact on previously reported results of operations.

3.       Common and Preferred Stock

On February 14, 2001, the Company issued 3,675,000 shares of Series D Convertible Preferred Stock ("Series D Stock") and non-detachable warrants to purchase 735,000 shares of the Company's common stock ("Warrants") to certain accredited investors for an aggregate offering price of $7,019,250. The securities were sold in units, each unit containing five shares of Series D Stock and a Warrant to purchase one share of Common Stock ("Unit") for a price of $9.55 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Series D Stock is immediately convertible at an initial conversation price of $1.91 per share. The Warrants are immediately exercisable at an initial exercise price of $2.29 per share and expire on February 14, 2004. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering will be used for general working capital purposes. The Company recorded deemed dividends of approximately $1,825,000 due to the Series D Stock being issued at a discount to fair value on the date of issuance. For the terms and conditions of the Series D Stock, refer to the Company's Form 8-K filed with the SEC on March 1, 2001.

In the three months ended March 31, 2001, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of the Series D Stock offering, this exercise was made at the adjusted price of $1.91 per share, with the balance of $84,442 of the "stub" amount paid in cash. A total of 118,100 shares of common stock were issued as a result of warrant exercises in the three months ended March 31, 2001. A total of 19,436 shares of common stock were issued as dividends accrued on the Series C Preferred Stock through the date of the Series D Stock offering. These shares were registered as part of a Form S-3 filed on July 5, 2000. The outstanding Series C Preferred Stock was reduced by 11,810 shares as a result of the warrant exercises pursuant to the terms of the Series C Preferred Stock offering. There were no proceeds generated from this exercise.

Restricted common stock amounting to 21,895 shares were vested in this quarter which represent the final shares that were issued to certain selected employees as compensation in the second quarter of 2000.

4.       Other Events

Effective March 13, 2001, the Company completed a sale to NFR of a 6.8% minority interest in its common stock, totaling 500,000 shares. The sale price per share was $3.25 and the proceeds of the sale totaled $1,625,000. The gain on the sale was included in other income.

On January 27, 2000, Plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively, "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 2000, plaintiff Raj Patel filed a nearly identical Class Action Complaint in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

On February 18, 2000, the Court entered an Order extending the time for Defendants to file a responsive pleading in the McMeen matter until 45 days after the later of appointment of Lead Plaintiff(s) and Lead Counsel pursuant to 15 U.S.C. 78u-4(a)(3) or the filing of a consolidated amended complaint in the matter. The Court entered an identical Order in the Patel matter on March 3, 2000. The suits were consolidated on July 14, 2000.

On February 20, 2001, the suit was dismissed in its entirety, with prejudice. In granting the Defendants' motion to dismiss, United States District Court Judge Marvin J. Garbis ruled that plaintiffs had failed to state a cause of action for violations of the securities laws and awarded costs to the defendants.

5.       Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                           Three Months
                                                          ended March 31,
                                                  ----------------------------
                                                     2001             2000
                                                  ----------       -----------
Noncash investing and financing activities:
Redemption of preferred stock                     $ 225,571        $ 4,143,615
Payment of preferred stock dividends              $  46,088        $   222,263

6.       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                         2001           2000
                                                    ------------   -------------
Numerator:
Net loss                                            $  (993,215)   $ (1,482,222)
Less: Dividend on preferred stock                    (1,952,231)       (206,461)
                                                    ------------   -------------

Net loss attributable to holders of common stock    $(2,945,446)   $ (1,688,683)
                                                    ===========    ============

Denominator:
Denominator for basic and diluted net loss per
   share - weighted average shares                   22,160,445      18,500,300
                                                    ===========    ============

Basic and diluted loss per share -
Net loss attributable to holders of common stock        $ (0.13)        $ (0.09)
                                                    ===========    ============

Due to their anti-dilutive effect, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Exchange Act. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

Operating results for a given period could be disproportionately affected by any shortfall in expected revenues. In addition, fluctuation in revenues from quarter to quarter will likely have an increasingly significant impact on the Company's results of operations. The Company's growth in recent periods may not be an accurate indication of future results of operations in light of the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and the Company's products in particular. Because the Company's operating expenses are based on anticipated revenue levels, a small variation in the timing of recognition of revenues can cause significant variations in operating results from quarter to quarter.

Readers are also referred to the documents filed by the Company with the SEC, specifically the Company's latest Annual Report on Form 10-K that identifies important risk factors for the Company.

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,384,000 for the three months ended March 31, 2000 to approximately $790,000 for the three months ended March 31, 2001. This decrease was primarily due to lower sales of the Company's network security products and delays in installations of federal government initiatives. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $1,133,000 for the three months ended March 31, 2000 to approximately $524,000 for the three months ended March 31, 2001. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $250,000 for the three months ended March 31, 2000 to approximately $266,000 for the three months ended March 31, 2001 due principally to a higher number of maintenance contracts provided to customers.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from approximately 6% for the three months ended March 31, 2000 to approximately 33% for the three months ended March 31, 2001. This increase was primarily due to several large turnkey systems sales and a higher proportion of third-party product maintenance contracts in the period on a lower revenue base. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from approximately $71,000 for the three months ended March 31, 2000 to approximately $198,000 for the three months ended March 31, 2001. Cost of product revenues as a percentage of product revenues was approximately 6% and 38% for the three months ended March 31, 2000 and 2001, respectively. The dollar and percentage increases were primarily attributable to a higher proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $12,000 for the three months ended March 31, 2000 to approximately $61,000 for the three months ended March 31, 2001. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 5% and 23% for the three months ended March 31, 2000 and 2001, respectively. The dollar and percentage increase was principally due to an increase in sales of third-party firewall maintenance contracts.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $713,000 for the three months ended March 31, 2000 to approximately $1,001,000 for the three months ended March 31, 2001. Research and development expenses as a percentage of total revenues were approximately 52% and 127% for the three months ended March 31, 2000 and 2001, respectively. The dollar and percentage increases for 2001 were primarily due to higher wage related expenses as well as higher consulting expense.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,496,000 for the three months ended March 31, 2000 to approximately $1,184,000 for the three months ended March 31, 2001. Sales and marketing expenses as a percentage of total revenues were approximately 108% and 150% for the three months ended March 31, 2000 and 2001, respectively. The dollar decrease for 2001 relates to lower wage related expenses offset in part by higher consulting costs incurred under a marketing and consulting agreement with Mindsquared, LLC, which were approximately $253,000 in the first quarter of 2001. The percentage increase is mainly due to lower revenue this year when compared to last year.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased slightly from approximately $653,000 for the three months ended March 31, 2000 to approximately $696,000 for the three months ended March 31, 2001. The increase for 2001 was due principally to higher accounting fees. General and administrative expenses as a percentage of total revenues were approximately 47% and 88% for the three months ended March 31, 2000 and 2001, respectively. The percentage increase in 2001 was principally due to lower revenue this year as compared to last year.

Other (Expense) Income - Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three months ended March 31, 2001 was approximately $1,309,000, which includes the gain of $1,334,000 on the sale of the NFR common stock. The proceeds from the sale totaled $1,625,000, the cost basis for the investment was $250,000 and the fees associated with the sale were approximately $41,000.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income declined from approximately $85,000 for the three months ended March 31, 2000 to approximately $52,000 for the three months ended March 31, 2001. The decrease was attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $6,000 for the three months ended March 31, 2000 to approximately $4,000 for the three months ended March 31, 2001 due to a decrease in the capital equipment lease balance.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 2000 and 2001.

Dividend on Preferred Stock -- The Company provided approximately $206,000 for dividends on the Series C Preferred Stock during the first quarter of 2000 and $128,000 during the three months ended March 31, 2001 for the Series C Preferred Stock and the Series D Stock. Under the terms of the purchase agreements for the Series C Preferred Stock and the Series D Stock, the Company may elect to pay these dividends in cash and stock. The Company recorded deemed dividends of approximately $1,825,000 due to the Series D Stock being issued at a discount to fair value on the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $1,544,000 and $1,823,000 for the three months ended March 31, 2000 and 2001, respectively. Cash used in operating activities resulted principally from net losses in both periods, offset in part during the current quarter by the increase in deferred revenue. Progress continues under our agreement with Citrix Systems, Inc.; payments were made to the Company totaling $500,000 in the quarter, bringing the total payments to $1,000,000, which are reflected in deferred revenue. Until all contractual obligations are completed, revenue for products sold by Citrix Systems, Inc. cannot be recognized. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to meet its normal operating requirements over the near term. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1, "Business
- Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

The Company's investing activities used approximately $94,000 in the quarter ending March 31, 2000 and provided cash of approximately $1,394,000 in the three months ended March 31, 2001. Net capital expenditures for property and equipment were approximately $98,000 and $231,000 during the three months ended March 31, 2000 and 2001, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures increased in 2001 as the Company capitalized two in process software development projects in addition to incurring some leasehold improvements in a consolidation of floors at the Company's headquarters. Proceeds from the sale of the Company's minority interest in the common stock of NFR Security, Inc. were approximately $1,625,000 in the quarter ended March 31, 2001.

The Company's financing activities provided cash of approximately $2,296,000 and $6,325,000 during the three months ended March 31, 2000 and 2001, respectively. In the first quarter of 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering will be used for general working capital purposes. In a March 2000 private placement of securities, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, 500,000 shares of common stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

The Company's net tangible asset balance of $2,722,000 and $8,217,000 at December 31, 2000 and March 31, 2001, respectively, reflects favorably on the resources of the organization.

As of March 31, 2001, the Company had an accumulated deficit of approximately $51,822,000. The Company believes it has the necessary capital funds to sustain operations through March 31, 2002 and to maintain capital needed to satisfy listing requirements on the NASDAQ Small Cap Market. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1, "Business - Risk Factors That May Affect Future Results and Market Price of Common Stock" in the Company's Form 10-K.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 27, 2000, Plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson (collectively, "Individual Defendants") and the Company (collectively, "Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 2000, plaintiff Raj Patel filed a nearly identical Class Action Complaint in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

On February 18, 2000, the Court entered an Order extending the time for Defendants to file a responsive pleading in the McMeen matter until 45 days after the later of appointment of Lead Plaintiff(s) and Lead Counsel pursuant to 15 U.S.C. 78u-4(a)(3) or the filing of a consolidated amended complaint in the matter. The Court entered an identical Order in the Patel matter on March 3, 2000. The suits were consolidated on July 14, 2000.

On February 20, 2001, the suit was dismissed in its entirety, with prejudice. In granting the Defendants' motion to dismiss, United States District Court Judge Marvin J. Garbis ruled that plaintiffs had failed to state a cause of action for violations of the securities laws and awarded costs to the defendants.

Item 2. Changes in Securities and Use of Proceeds

On February 14, 2001, the Company issued 3,675,000 shares of Series D Convertible Preferred Stock ("Series D Stock") and non-detachable warrants to purchase 735,000 shares of the Company's common stock ("Warrants") to certain accredited investors for an aggregate offering price of $7,019,250. The securities were sold in units, each unit containing five shares of Series D Stock and a Warrant to purchase one share of Common Stock ("Unit") for a price of $9.55 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Series D Stock is immediately convertible at an initial conversation price of $1.91 per share. The Warrants are immediately exercisable at an initial exercise price of $2.29 per share and expire on February 14, 2004. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering will be used for general working capital purposes. The Company recorded deemed dividends of approximately $1,825,000 due to the Series D Stock being issued at a discount to fair value on the date of issuance. For the terms and conditions of the Series D Stock, refer to the Company's Form 8-K filed with the SEC on March 1, 2001.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 2001:

Exhibit                                     Description

10.1 Series D Convertible Preferred Stock and Non-Detachable Warrant Purchase Agreement dated February 14, 2001 (1)
10.2 Form of Warrant Granted to Holders of Series D Convertible Preferred Stock, dated February 14, 2001
10.3     2001 Employee Stock Purchase Plan (1)
10.4 Form of Subscription Agreement between the Company and Employees under the 2001 Employee Stock Purchase Plan (1)
10.5 Agreement for Purchase and Sale of Stock between the Company and NFR Security, Inc., dated March 13, 2001 (1)
----------------------

(1) The information required by these exhibits is incorporated herein by reference to the Company's Form 10-K for the twelve months ended December 31, 2000.

(b)      Reports on Form 8-K

         Current Report of Form 8-K dated March 1, 2001 reporting under Item 5.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         V-ONE CORPORATION

                                         Registrant



Date:     May 4, 2001            By:     /s/ John F. Nesline
                                         -------------------------
                                 Name:   John F. Nesline
                                 Title:  Chief Financial Officer
                                         (Duly authorized officer)