Form 10-Q
period 2001-06-30
V ONE CORP/ DE
filed 2001-08-06
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001

                                       OR

[    ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                        52-1953278
                 --------------                    ------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  CLASS                            OUTSTANDING AT AUGUST 6, 2001
                  -----                            -----------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                   22,919,998

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                      PAGE NO.

PART I.      FINANCIAL INFORMATION                                        3

Item 1.      Financial Statements                                         3

             Condensed Balance Sheets as of June 30, 2001                 3
             (unaudited) and December 31, 2000

             Condensed Statements of Operations for the Three and         4
             Six Months Ended June 30, 2001 (unaudited) and June 30,
             2000 (unaudited)

             Condensed Statements of Cash Flows for the  Six Months       5
             Ended June 30, 2001 (unaudited) and June 30, 2000
             (unaudited)

             Notes to the Condensed Financial Statements (unaudited)      6

Item 2.      Management's Discussion and Analysis of Financial            9
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About               11
             Market Risk

PART II.     OTHER INFORMATION                                            12

Item 1.      Legal Proceedings                                            12

Item 2.      Changes in Securities and Use of Proceeds                    12

Item 3.      Defaults Upon Senior Securities                              12

Item 4.      Submission of Matters to a Vote of Security Holders          12

Item 5.      Other Information                                            12

Item 6.      Exhibits and Reports on Form 8-K                             13

SIGNATURES                                                                14

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                V-ONE CORPORATION
                             CONDENSED BALANCE SHEET
                                                                             June 30, 2001         December 31, 2000
                                                                              (Unaudited)
                                                                          ------------------     ---------------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                 $  6,676,385               $ 2,949,398
  Accounts receivable, net                                                       903,874                   776,845
  Finished goods inventory, net                                                  116,572                   172,177
  Prepaid expenses and other current assets                                      213,595                   254,631
                                                                          ------------------     ---------------------
      Total current assets                                                     7,910,426                 4,153,051


Property and equipment, net                                                      961,366                   929,398
Other assets                                                                     104,109                   368,169
                                                                          ------------------     ---------------------
      Total assets                                                           $ 8,975,901               $ 5,450,618
                                                                          ==================     =====================

         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                     $    967,186               $ 1,375,939
  Deferred revenue                                                             1,920,138                 1,113,202
  Capital lease obligations - current                                             75,358                    71,943
      Total current liabilities                                            ------------------     --------------------
  Deferred rent                                                                2,962,682                 2,561,084
  Capital lease obligations - noncurrent                                         100,638                   120,150
                                                                                   8,883                    47,803
                                                                            ------------------     ---------------------
      Total liabilities                                                        3,072,203                 2,729,037


  Commitments and contingencies

  Shareholders' equity:
  Preferred stock, $.001 par value, 13,333,333 shares authorized.
     Series B convertible preferred stock, 1,287,554 designated,
       issued and outstanding (liquidation preference of $3,000,000)               1,288                     1,288
     Series C redeemable preferred stock, 500,000 designated; 42,904 and 54,714 shares issued and outstanding, respectively
       (liquidation preference of $1,126,388 and $1,436,243,
        respectively)                                                                 43                        55
     Series D redeemable preferred stock, 3,675,000 shares designated,
       issued and outstanding (liquidation preference of $7,019,250)               3,675                         -
    Common stock, $0.001 par value; 50,000,000 shares authorized;
      22,276,219 and 22,109,185 shares issued and outstanding,
      respectively                                                                22,276                    22,109
  Accrued dividends payable                                                      465,186                   180,911
  Additional paid-in capital                                                  59,758,026                51,393,818
  Accumulated deficit                                                        (54,346,796)              (48,876,600)
                                                                            --------------------   ---------------------
      Total shareholders' equity                                               5,903,698                 2,721,581
                                                                            --------------------   ---------------------
      Total liabilities and shareholders' equity                               8,975,901               $ 5,450,618
                                                                            ====================   =====================


              The accompanying notes are an integral part of these financial statements.


                                               V-ONE CORPORATION
                                       CONDENSED STATEMENTS OF OPERATIONS

                                       Three months        Three months        Six months        Six months
                                          ended               ended              ended             ended
                                      June 30, 2001       June 30, 2000      June 30, 2001     June 30, 2000
                                       (unaudited)         (unaudited)        (unaudited)       (unaudited)
                                     ---------------     ---------------    ---------------   ---------------
Revenue:
  Products                                $  570,745          $  713,298        $ 1,095,000        $1,846,751
  Consulting and services                    351,621             362,548            617,547           613,016
                                     ---------------     ---------------    ---------------   ---------------
      Total revenue                          922,366           1,075,846          1,712,547         2,459,767

Cost of revenue:
  Products                                   134,228             141,207            332,346           211,234
  Consulting and services                     80,993              10,251            142,112            23,220
                                     ---------------     ---------------    ---------------   ---------------
      Total cost of revenues                 215,221             151,458            474,458           234,454

Gross profit                                 707,145             924,388          1,238,089         2,225,313

Operating expenses:
  Research and development                 1,051,433             806,526          2,052,089         1,519,216
  Sales and marketing                      1,454,296           1,673,818          2,638,465         3,169,718
  General and administrative                 621,497           1,020,654          1,317,685         1,673,674
                                     ---------------     ---------------    ---------------   ---------------
      Total operating expenses             3,127,226           3,500,998          6,008,239         6,362,608

Operating loss                            (2,420,081)         (2,576,610)        (4,770,150)       (4,137,295)

Other (expense) income:
  Interest expense                            (3,179)             (5,839)            (6,966)          (12,338)
  Interest income                            100,867              70,748            152,900           155,710
  Other (expense) income                         723                   -          1,309,331                 -
                                     ---------------     ---------------    ---------------   ---------------
      Total other (expense) income            98,411              64,909          1,455,265           143,372
                                     ---------------     ---------------    ---------------   ---------------

Net loss                                  (2,321,670)         (2,511,701)        (3,314,885)       (3,993,923)

Dividend on preferred stock                  203,080              90,704          2,155,311           297,165
                                     ---------------     ---------------    ---------------   ---------------

Loss attributable to holders of
   common stock                         $ (2,524,750)       $ (2,602,405)      $ (5,470,196)     $ (4,291,088)
                                     ===============    ================    ===============   ===============

Basic and diluted loss per share
   attributable to holders of
   common stock                         $      (0.11)       $      (0.12)      $      (0.25)     $      (0.22)
                                     ===============     ===============    ===============   ===============

Weighted average number of
   common shares outstanding              22,271,441          20,945,663         22,214,170        19,722,981
                                     ===============     ===============    ===============   ===============


                   The  accompanying notes are an integral part of  these financial statements.


                                V-ONE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                           Six months              Six months
                                                                             ended                    ended
                                                                         June 30, 2001            June 30, 2000
                                                                          (unaudited)              (unaudited)
                                                                       -----------------      ----------------------
Cash flows from operating activities:
Net loss                                                                      $(3,314,885)               $(3,993,923)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                     283,356                    177,642
Stock compensation                                                                146,734                     94,000
Gain on sale of investment                                                     (1,375,000)                         -
Changes in assets and liabilities:
  Accounts receivable, net                                                       (127,029)                  (253,296)
  Inventory, net                                                                   55,605                   (210,488)
  Prepaid expenses and other assets                                                55,096                    109,447
  Accounts payable and accrued expenses                                          (408,753)                    10,232
  Deferred revenue                                                                806,936                    297,906
  Deferred rent                                                                   (19,511)                   (15,450)
                                                                       ------------------     ----------------------
      Net cash used in operating activities                                    (3,897,451)                (3,783,930)

Cash flows from investing activities:
  Net purchases of property and equipment                                        (315,323)                  (291,027)
  Collection of subscription                                                            -                      3,785
  Proceeds from sale of investment                                              1,625,000                          -
                                                                       ------------------     ----------------------
      Net cash provided by (used in) investing activities                       1,309,677                   (287,242)

Cash flows from financing activities:
  Exercise of options and warrants                                                 48,642                    157,973
  Issuance of common stock                                                              -                  3,375,000
  Issuance of preferred stock                                                   7,019,250                          -
  Redemption of preferred stock                                                   (84,449)                         -
  Payments of stock issuance costs                                               (632,918)                  (166,547)
  Payment of preferred stock dividends                                               (258)                       (14)
  Principal payments on capitalized lease obligations                             (35,506)                   (38,265)
                                                                       ------------------     ----------------------
      Net cash provided by financing activities                                 6,314,761                  3,328,147
                                                                       ------------------     ----------------------

Net increase (decrease) in cash and cash equivalents                            3,726,987                   (743,025)

Cash and cash equivalents at beginning of period                                2,949,398                  7,136,943
                                                                       ------------------     ----------------------

Cash and cash equivalents at end of period                                    $ 6,676,385                $ 6,393,918
                                                                       ==================     ======================

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

2.       Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2001 and June 30, 2000 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999 and 2000 and for the three years in the period ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and six month period ended June 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.

3.       Common and Preferred Stock

On February 14, 2001, the Company issued 3,675,000 shares of Series D Convertible Preferred Stock ("Series D Stock") and non-detachable warrants to purchase 735,000 shares of the Company's common stock ("Warrants") to certain accredited investors for an aggregate offering price of $7,019,250. The securities were sold in units, each unit containing five shares of Series D Stock and a Warrant to purchase one share of common stock ("Unit") for a price of $9.55 per Unit pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Series D Stock is immediately convertible at an initial conversation price of $1.91 per share. The Warrants are immediately exercisable at an initial exercise price of $2.29 per share and expire on February 14, 2004. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering are being used for general working capital purposes. The Company recorded deemed dividends of approximately $1,825,000 due to the Series D Stock being issued at a discount to fair market value on the date of issuance. For the terms and conditions of the Series D Stock, refer to the Company's Form 8-K filed with the SEC on March 1, 2001.

In the six months ended June 30, 2001, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of the Series D Stock offering, this exercise was made at the adjusted price of $1.91 per share, with the balance of $84,442 of the "stub" amount paid in cash. A total of 118,100 shares of common stock were issued as a result of warrant exercises in the six months ended June 30, 2001. A total of 19,436 shares of common stock were issued as dividends accrued on the Series C Preferred Stock through the date of the Series D Stock offering. These shares were registered as part of a Form S-3 filed on July 5, 2000. The outstanding Series C Preferred Stock was reduced by 11,810 shares as a result of the warrant exercises pursuant to the terms of the Series C Preferred Stock offering. There were no proceeds generated from this exercise.

On May 21, 2001 the Company filed a Registration Statement on Form S-8 to register 2,500,000 shares of the Company's common stock as part of the creation of an Employee Stock Purchase Plan ("Plan"). The Plan was approved by a majority of the shareholders and was adopted at the Annual Meeting of Shareholders held on May 10, 2001. The shares registered under the Form S-8 Registration Statement are reserved for future issuance by the Company as part of the Plan.

4.       Management's Plans

Management's plans include the development of additional revenue from several sources including but not limited to the Company's new Channel Partners program associated with its 4.2 product release, its OEM agreement with Citrix, and its sales agreement with a supplier to the Department of the Treasury of a managed VPN service. There can be no assurance that the timing of acceptance and implementation of the Company's products with existing customers or proposed agreements will generate revenue for the Company to cover its cost of operations and meet its cash flow requirements. Management also intends to pursue the development of strategic partnering relationships. The Company has identified several candidates that it believes have synergistic and/or compatible technologies that may have the potential to provide a strategic investment that could accelerate the Company's growth and position in the marketplace and fund additional development and distribution of the Company's technology products for specific applications. There can be no assurance that such strategic partnering relationships will be completed. Management is actively monitoring the revenue and expense levels of the Company and can implement contingency plans for changes as may be necessary to maintain sufficient resources until the anticipated additional revenue and associated cash flow has been achieved.

5.       Other Events

Effective March 13, 2001, the Company completed a sale to NFR of a 6.8% minority interest in its common stock, totaling 500,000 shares. The sale price per share was $3.25 and the proceeds of the sale totaled $1,625,000. The gain on the sale was included in other income.

On January 27, 2000, Plaintiff George McMeen filed a Class Action Complaint in the U.S. District Court for the District of Maryland, Civil Action No. MJG-CV-263, against David D. Dawson, Steve Mogul and Margaret Grayson
(collectively,   "Individual   Defendants")  and  the  Company   (collectively,
"Defendants"), alleging claims for violation of Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10b-5 thereunder by the Defendants, and violation of Section 20(a) of the Exchange Act by the Individual Defendants. On February 16, 2000, plaintiff Raj Patel filed a nearly identical Class Action Complaint in the U.S. District Court for the District Court of Maryland, Civil Action No. PJM-CV-469. Neither complaint specifies the amount of alleged damages.

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

On February 20, 2001, the suit was dismissed in its entirety, with prejudice. In granting Defendants' motion to dismiss, United States District Court Judge Marvin J. Garbis ruled that Plaintiffs had failed to state a cause of action for violations of the securities laws and awarded costs to Defendants.

6.       Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                             -----------------------------------
                                                 Six Months ended June 30,
                                             -----------------------------------
                                                 2001                   2000
                                             ---------------       -------------

Noncash investing and financing activities:
      Redemption of preferred stock             $ 225,571           $ 7,107,529
      Payment of preferred stock dividends      $  46,088           $   222,263

7.       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                        Three Months ended June 30,       Six Months ended June 30,
                                                      -----------------------------------------------------------------
                                                          2001            2000             2001             2000
                                                      ---------------------------------------------------------------
Numerator:
Net loss                                               $(2,321,670)     $(2,511,701)     $(3,314,885)     $(3,993,923)
Less:  Dividend on preferred stock                        (203,080)         (90,704)      (2,155,311)        (297,165)
                                                      ------------    -------------    ------------    -------------
Net loss attributable to holders of common stock       $(2,524,750)     $(2,602,405)    $(5,470,196)     $(4,291,088)
                                                      ============    =============    ============    =============

Denominator:
Denominator for basic and diluted net loss per
  share
- weighted average shares                               22,271,441       20,945,663      22,214,170       19,722,981
                                                      ============    =============    ============    =============
Basic and diluted loss per share -
Net loss attributable to holders of common stock       $     (0.11)     $     (0.12)    $     (0.25)     $     (0.22)
                                                      ============    =============    ============    =============

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,076,000 and $2,460,000 for the three and six months ended June 30, 2000, respectively, to approximately $922,000 and $1,713,000, for the three and six months ended June 30, 2001, respectively. This decrease was primarily due to lower sales of the Company's network security products and delays in installations of federal government initiatives. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $713,000 and $1,847,000 for the three and six months ended June 30, 2000, respectively, to approximately $571,000 and $1,095,000 for the three and six months ended June 30, 2001, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased slightly from approximately $362,000 for the three months ended June 30, 2000 to approximately $352,000 for the three months ended June 30, 2001, and increased slightly from approximately $613,000 for the six months ended June 30, 2000 to approximately to $618,000 for the six months ended June 30, 2001, due principally to a higher number of maintenance contracts provided to customers.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from approximately 14% and 10% for the three and six months ended June 30, 2000, respectively, to approximately 23% and 28% for the three and six months ended June 30, 2001, respectively. The increases were primarily due to several large turnkey systems sales, added staff in training and a higher proportion of total revenue as third-party product maintenance contracts in the periods, on lower overall revenue. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $141,000 for the three months ended June 30, 2000 to approximately $134,000 for the three months ended June 30, 2001, and increased from approximately $211,000 for the six months ended June 30, 2000 to approximately to $332,000 for the six months ended June 30, 2001. The increase in costs of product revenue in the six months ended June 30, 2001 was primarily attributable to a higher proportion of turnkey systems and third-party firewalls sales. Cost of product revenues as a percentage of product revenues was approximately 20%
and 11% for the three and six months ended June 30, 2000, respectively, and approximately 24% and 30% for the three and six months ended June 30, 2001, respectively. The percentage increases were primarily attributable to a higher proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $10,000 and $23,000 for the three and six months ended June 30, 2000, respectively, to approximately $81,000 and $142,000 for the three and six months ended June 30, 2001, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 5% and 23% for the three and six months ended June 30, 2000, respectively, and approximately 23% for both the three and six months ended June 30, 2001. The dollar and percentage increases were due in part to the hiring of additional training staff and a higher proportion of sales of third-party firewall maintenance contracts.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $807,000 and $1,519,000 for the three and six months ended June 30, 2000, respectively, to approximately $1,051,000 and $2,052,000 for the three and six months ended June 30, 2001, respectively. Research and development expenses as a percentage of total revenues were approximately 75% and 62% for the three and six months ended June 30, 2000, respectively and approximately 114% and 120% for the three and six months ended June 30, 2001, respectively. The dollar and percentage increases for 2001 were primarily due to higher wage related expenses as well as higher consulting expense.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,674,000 and $3,170,000 for the three and six months ended June 30, 2000, respectively, to approximately $1,454,000 and $2,369,000 for the three and six months ended June 30, 2001, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 156% and 129% for the three and six months ended
June 30, 2000, respectively, and approximately 158% and 154% for the three and six months ended June 30, 2001, respectively. The dollar decrease for 2001 relates to lower wage related expenses offset in part by higher consulting costs. The percentage increase is mainly due to lower revenue this year when compared to last year.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $1,021,000 and $1,674,000 for the three and six months ended June 30, 2000, respectively, to approximately $621,000 and $1,318,000 for the three and six months ended June 30, 2001, respectively. The decrease for 2001 was due principally to lower wage related expenses and legal fees. General and administrative expenses as a percentage of total revenues were approximately 95% and 68% for the three and six months ended June 30, 2000, respectively, and 67% and 77% for the three and six months ended June 30, 2001, respectively. The percentage increase in the quarter just ended was principally due to lower revenue this year as compared to last year.

Other (Expense) Income - Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three and six months ended June 30, 2001 was approximately $1,000 and $1,309,000, respectively. The year-to-date figure includes the gain of $1,334,000 on the sale to NFR of a 6.8% minority interest in its common stock. The proceeds from the sale totaled $1,625,000, the cost basis for the investment was $250,000 and the fees associated with the sale were approximately $41,000. Other (expense) income for the three and six month periods last year were immaterial.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income increased from approximately $71,000 for the three months ended June 30, 2000 to approximately $101,000 for the three months ended June 30, 2001 and decreased slightly from $156,000 for the six months ended June 30, 2000 to approximately $153,000 for the six months ended June 30, 2001. The decrease in the second quarter of 2001 was attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $6,000 and $12,000 for the three and six months ended June 30, 2000, respectively, to approximately $3,000 and $7,000 for the three and six months ended June 30, 2001, respectively, due to a decrease in the capital equipment lease balance.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the six months ended June 30, 2000 and 2001.

Dividend on Preferred Stock -- The Company provided approximately $91,000 and $297,000 for the three and six months ended June 30, 2000, respectively, for dividends on the Series C Preferred Stock and approximately $203,000 and $2,155,000 during the three and six months ended June 30, 2001, respectively, for the Series C Preferred Stock and the Series D Stock, respectively. Under the terms of the purchase agreements for the Series C Preferred Stock and the Series D Stock, the Company may elect to pay these dividends in cash and stock. The Company recorded deemed dividends of approximately $1,825,000 in the six months ended June 30, 2001 due to the Series D Stock being issued at a discount to fair market value on the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,784,000 for the six months ended June 30, 2000 and approximately $3,897,000 for the six months ended June 30, 2001. Cash used in operating activities resulted principally from net losses in both periods, offset in part during the current year by the increase in deferred revenue. Deferred revenue increased in the quarter due in part to receipt of the scheduled quarterly payment of $250,000 under the Company's OEM agreement with Citrix Systems, Inc., bringing the total payments received to $1,250,000 to date. Until all contractual obligations are completed, revenue for products sold by Citrix Systems, Inc. cannot be recognized and therefore will remain in deferred revenue.

The Company's investing activities used approximately $287,000 in the six months ended June 30, 2000 and provided cash of approximately $1,310,000 in the six months ended June 30, 2001. Net capital expenditures for property and equipment were approximately $291,000 and $315,000 during the six months ended June 30, 2000 and 2001, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures increased in 2001 as the Company capitalized two in process software development projects in addition to incurring some leasehold improvements in a consolidation of floors at the Company's headquarters. Proceeds from the sale of the Company's minority interest in the common stock of NFR Security, Inc. were approximately $1,625,000 in the six months ended June 30, 2001.

The Company's financing activities provided cash of approximately $3,328,000 and $6,315,000 during the six months ended June 30, 2000 and 2001, respectively. In the first half of 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering are being used for general working capital purposes. In a March 2000 private placement of securities, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, 500,000 shares of common stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

The Company had net tangible assets of $2,722,000 and $5,904,000 at December 31, 2000 and June 30, 2001, respectively.

As of June 30, 2001, the Company had an accumulated deficit of approximately $54,347,000.

Management has identified several candidates that it believes have synergistic and/or compatible technologies that may have the potential to provide a strategic investment that could accelerate the Company's growth and position in the marketplace and fund additional development and distribution of the the Company's technology products for specific applications. An important component of the Company's strategy over the next six months will focus on developing these types of strategic relationships. The Company believes that its current cash and cash equivalents and funds that may be generated from on-going operations will be sufficient to meet its normal operating requirements over the near term and to maintain capital needed to satisfy listing requirements on the NASDAQ Small Cap Market. This statement is based on current expectations. It is forward-looking, and the actual results could differ materially. For information about factors that could cause the actual results to differ materially, please refer to Item 1, "Business-Risk Factors That May Affect Future Results and Market Price of Common Stock.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

On May 21, 2001, the Company filed a Registration Statement on Form S-8 in conjunction with the registration of 2,500,000 shares of common stock as part of an Employee Stock Purchase Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 10,  2001 the  following  items were  voted on at the  Annual  Meeting of
Stockholders:

                                                                                                       BROKER
Proposal                                         FOR               AGAINST            ABSTAIN         NON-VOTES
                                                 ---               -------            -------         ---------
1. Reelection of Directors:
         James T. McManus                      21,502,890          127,484              N/A              N/A
         Michael J. Mufson                     21,290,928          339,446              N/A              N/A
         Molly G. Bayley                       21,098,670          531,704              N/A              N/A

   The terms of office for  Margaret E. Grayson, Heidi B. Heiden, Michael O'Dell, and William E. Odom continued after the Annual  Meeting of Stockholders.

2. Ratification of auditors                    21,594,898           40,716            4,760              N/A

3. Approval of Employee Stock Purchase Plan     8,155,046        1,154,485          191,040       12,134,791


Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2001:

EXHIBIT     DESCRIPTION
-------     -----------

10.1        2001 Employee Stock Purchase Plan (1)
10.2 Form of Subscription Agreement between the Company and Employees under the 2001 Employee Stock Purchase Plan (1)

----------------------

(1) The information required by these exhibits is incorporated herein by reference to the Company's Form 10-K for the twelve months ended December 31, 2000.



(b)      Reports on Form 8-K

         None.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION
                                Registrant



Date:          August 6, 2001            By:     /s/ John F. Nesline
                                                 --------------------------
                                         Name:   John F. Nesline
                                         Title:  Chief Financial Officer
                                                 (Duly authorized officer)