Form 10-Q
period 2001-09-30
V ONE CORP/ DE
filed 2001-11-08
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 2001

                                       OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Delaware                          52-1953278
                 --------                         -----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT NOVEMBER 8, 2001
            -----                                -------------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                22,932,403

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                     Page No.
                                                                     -------

           PART I.        FINANCIAL INFORMATION

           Item 1.        Financial Statements                          3

                          Condensed Balance Sheets as of                3
                          September 30, 2001 (unaudited) and
                          December 31, 2000

                          Condensed Statements of Operations            4
                          for the Three and Nine Months Ended
                          September 30, 2001 (unaudited) and
                          September 30, 2000 (unaudited)

                          Condensed Statements of Cash Flows            5
                          for the Nine Months Ended September
                          30, 2001 (unaudited) and September
                          30, 2000 (unaudited)

                          Notes to the Condensed Financial              6
                          Statements (unaudited)

           Item 2.        Management's Discussion and Analysis          9
                          of Financial Condition and Results of
                          Operations

           Item 3.        Quantitative and Qualitative                  12
                          Disclosures About
                          Market Risk

           PART II.       OTHER INFORMATION                             12

           Item 1.        Legal Proceedings                             12

           Item 2.        Changes in Securities and Use of              12
                          Proceeds

           Item 3.        Defaults Upon Senior Securities               12

           Item 4.        Submission of Matters to a Vote of            12
                          Security Holders

           Item 5.        Other Information                             12

           Item 6.        Exhibits and Reports on Form 8-K              13

           SIGNATURES                                                   14

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                V-ONE CORPORATION
                             CONDENSED BALANCE SHEET

                                                    September     December 31,
                                                    30, 2001          2000
                                                   (Unaudited)
                                                  -------------  --------------
                     ASSETS
Current assets:
  Cash and cash equivalents                       $   4,815,418     $ 2,949,398
  Accounts receivable, net                              916,672         776,845
  Finished goods inventory, net                         117,261         172,177
  Prepaid expenses and other current assets             177,423         254,631
                                                  -------------  --------------
        Total current assets                          6,026,774       4,153,051

Property and equipment, net                             890,365         929,398
Other assets                                             50,196         368,169
                                                  -------------  --------------
        Total assets                              $   6,967,335     $ 5,450,618
                                                  =============  ==============


      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $     970,886     $ 1,375,939
  Deferred revenue                                    2,073,468       1,113,202
  Capital lease obligations - current                    65,600          71,943
                                                  -------------  --------------
        Total current liabilities                     3,109,954       2,561,084
Deferred rent                                            91,294         120,150
Capital lease obligations - noncurrent                      722          47,803
                                                  -------------  --------------
        Total liabilities                             3,201,970       2,729,037


Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 13,333,333
  shares authorized; Series B convertible
  preferred stock, 1,287,554 designated,
  643,777 and 1,287,554 issued and outstanding,
  respectively, (liquidation preference of
  $1,500,000 and $3,000,000, respectively)                  644           1,288
Series C redeemable preferred stock, 500,000
  designated; 42,904 and 54,714 shares issued and
  outstanding, respectively (liquidation preference
  of $1,126,388 and $1,436,243, respectively)                43              55
Series D redeemable preferred stock, 3,675,000
  shares designated, issued and outstanding
  (liquidation preference of $7,019,250)                  3,675               -
Common stock, $0.001 par value; 50,000,000 shares
  authorized; 22,932,403 and 22,109,185 shares
  issued and outstanding, respectively                   22,932          22,109
Accrued dividends payable                               670,497         180,911
Additional paid-in capital                           59,768,242      51,393,818
Accumulated deficit                                 (56,700,668)    (48,876,600)
                                                  -------------   --------------
        Total shareholders' equity                    3,765,365       2,721,581
                                                  -------------   --------------
        Total liabilities and shareholders'
         equity                                   $   6,967,335   $   5,450,618
                                                  =============   ==============

   The accompanying notes are an integral part of these financial statements.

                                  V-ONE CORPORATION
                         CONDENSED STATEMENTS OF OPERATIONS


                              Three months      Three months    Nine months     Nine months
                                 ended            ended           ended           ended
                               September        September       September       September
                               30, 2001          30, 2000        30, 2001        30, 2000
                              (unaudited)      (unaudited)     (unaudited)     (unaudited)
                             -------------     ------------    ------------    ------------
Revenue:
  Products                      $  762,949       $  387,844     $ 1,857,950      $2,234,595
  Consulting and services          337,049          257,641         954,595         870,658
                             -------------     ------------    ------------    ------------
    Total revenue                1,099,998          645,485       2,812,545       3,105,253

Cost of revenue:
  Products                         287,062           73,566         619,408         284,800
  Consulting and services          136,889          115,151         380,970         213,372
                             -------------     ------------    ------------    ------------
    Total cost of revenues         423,951          188,717       1,000,378         498,172
                             -------------     ------------    ------------    ------------
Gross profit                       676,047          456,768       1,812,167       2,607,081

Operating expenses:
  Research and development       1,019,257          890,820       3,071,346       2,410,036
  Sales and marketing            1,220,817        1,560,887       3,757,313       4,655,604
  General and administrative       642,039          810,489       1,959,724       2,484,163
                             -------------     ------------    ------------    ------------
    Total operating expenses     2,882,113        3,262,196       8,788,383       9,549,803

Operating loss                  (2,206,066)      (2,805,428)     (6,976,216)     (6,942,722)

Other (expense) income:
  Interest expense                  (2,597)          (5,196)         (9,563)        (17,534)
  Interest income                   62,569          109,266         215,470         264,977
  Other (expense) income            (2,468)               -       1,306,862               -
                             -------------     ------------    ------------    ------------
    Total other (expense)
    income                          57,504          104,070       1,512,769         247,443
                             -------------     ------------    ------------    ------------

Net loss                        (2,148,562)      (2,701,358)     (5,463,447)     (6,695,279)

Dividend on preferred stock        205,311           36,612       2,360,622         333,778
                             -------------     ------------    ------------    ------------

Loss attributable to holders
 of common stock              $ (2,353,873)    $ (2,737,970)     (7,824,069)    $(7,029,057)
                             =============     ============    ============    ============

Basic and diluted loss per
 share attributable to
 holders of common stock      $      (0.10)    $      (0.12)   $      (0.35)    $     (0.34)
                             =============     ============    ============    ============

Weighted average number of
 common shares outstanding      22,850,427       22,036,612      22,429,965      20,478,168
                             =============     ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS


                                                 Nine months      Nine months
                                                    Ended            Ended
                                                 September 30,    September 30,
                                                     2001             2000
                                                 (unaudited)      (unaudited)
                                                -------------   ---------------
Cash flows from operating activities:
Net loss                                          $(5,463,447)      $(6,695,279)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                         413,916           287,666
Stock compensation                                    146,734           249,679
Gain on sale of investment                         (1,375,000)                -
Changes in assets and liabilities:
  Accounts receivable, net                           (139,827)         (146,457)
  Inventory, net                                       54,916          (226,476)
  Prepaid expenses and other assets                   145,181           482,150
  Accounts payable and accrued expenses              (405,053)          (92,601)
  Deferred revenue                                    960,266           560,166
  Deferred rent                                       (28,855)          (25,440)
                                                -------------   ---------------
      Net cash used in operating activities        (5,691,169)       (5,606,592)

Cash flows from investing activities:
  Net purchases of property and equipment            (374,882)         (654,132)
  Collection of subscription                                -             3,785
  Proceeds from sale of investment                  1,625,000                 -
                                                -------------   ---------------
      Net cash provided by (used in) investing      1,250,118          (650,347)
       activities

Cash flows from financing activities:
  Exercise of options and warrants                     48,642           169,697
  Issuance of common stock                             10,228         3,375,000
  Issuance of preferred stock                       7,019,250                 -
  Redemption of preferred stock                       (84,449)                -
  Payments of stock issuance costs                   (632,918)         (166,547)
  Payment of preferred stock dividends                   (258)              (16)
  Principal payments on capitalized lease
   obligations                                        (53,424)          (58,408)
                                                -------------   ---------------
      Net cash provided by financing activities     6,307,071         3,319,726
                                                -------------   ---------------

Net increase (decrease) in cash and cash
equivalents                                         1,866,020        (2,937,213)

Cash and cash equivalents at beginning of
period                                              2,949,398         7,136,943
                                                -------------   ---------------

Cash and cash equivalents at end of period
                                                  $ 4,815,418       $ 4,199,730
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

2.    Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2001 and September 30, 2000 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 1999 and 2000 and for the three years in the period ended December 31, 2000, which are included in the Company's 2000 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and nine month period ended September 30, 2001 are not necessarily indicative of the results expected for the full year ending December 31, 2001.

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

In the nine months ended September 30, 2001, several investors exercised the non-detachable warrants of the Series C Preferred Stock. As a result of the Series D Stock offering, this exercise was made at the adjusted price of $1.91 per share, with the balance of $84,442 of the "stub" amount paid in cash. A total of 118,100 shares of common stock were issued as a result of warrant exercises in the nine months ended September 30, 2001. A total of 19,436 shares of common stock were issued as dividends accrued on the Series C Preferred Stock through the date of the Series D Stock offering. These shares were registered as part of a Form S-3 filed on July 5, 2000. The outstanding Series C Preferred Stock was reduced by 11,810 shares as a result of the warrant exercises pursuant to the terms of the Series C Preferred Stock offering. There were no proceeds generated from this exercise.

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

On July 11, 2001 an investor converted 643,777 shares of Series B Preferred into an equal number of shares of Common Stock.

On September 28, 2001, the Company sold 12,405 shares of Common Stock at a price of $.825 per share as part of its Employee Stock Purchase Plan.


4.    Management's Plans

Management's plans include the development of additional revenue from several sources including but not limited to V-ONE's new Channel Partners program associated with its 4.2 product release, its OEM agreement with Citrix Systems, Inc., and its sales agreement with a supplier to the Department of the Treasury of a managed VPN service. There can be no assurance that the timing of acceptance and implementation of the Company's products with existing customers or proposed agreements will generate revenue for the Company to cover its cost of operations and meet its cash flow requirements. Management intends to pursue additional capital investment opportunities through the development of potential strategic partnering relationships. Management has identified several candidates that it believes have synergistic and/or compatible technologies that may have the potential to provide a strategic investment that could accelerate V-ONE's growth and position in the marketplace and fund additional development and distribution of V-ONE's technology products for specific applications. There can be no assurance that such strategic partnering relationships will be completed, and V-ONE may be unable to place equity securities on favorable terms or in an amount required to meet its future cash requirements. V-ONE anticipates that it will continue to expend significant amounts to fund its operations and research and development and currently has no plans to significantly alter its number of employees. Management, however, is actively monitoring revenue and expense levels and can implement contingency plans for changes as may be necessary to maintain sufficient resources until the anticipated additional revenue and associated cash flow has been achieved. V-ONE may not be successful in reducing operating levels or, if operating levels are reduced, V-ONE may not be able to maintain operations for any extended period of time. In the event that all of these efforts are not successful, V-ONE believes it may not have the funds needed to sustain operations or to maintain capital needed to satisfy listing requirements on the Nasdaq Small Cap Market beyond March 31, 2002.


5.    Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                               -----------------------------
                                               Nine Months ended September
                                                           30,
                                               -----------------------------
                                                   2001            2000
                                               -------------    ------------
Noncash investing and financing activities:
      Redemption of preferred stock               $ 225,571     $ 7,357,508
      Payment of preferred stock dividends        $  46,088     $   461,353

6.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                        Three Months ended          Nine Months ended
                                           September 30,              September 30,
                                       --------------------------------------------------
                                            2001       2000       2001        2000
                                       --------------------------------------------------
Numerator:
Net loss                               $(2,148,562)  $(2,701,358)  $(5,463,447)  $(6,695,279)
Less: Dividend on preferred stock         (205,311)      (36,612)   (2,360,622)     (333,778)
                                       -----------   -----------   -----------   -----------
Net loss attributable to holders of
common stock                           $(2,353,873)  $(2,737,970)  $(7,824,069)  $(7,029,057)
                                       ===========   ===========   ===========   ===========

Denominator:
Denominator for basic and diluted
net loss per share
- weighted average shares               22,850,427    22,036,612    22,429,965    20,478,168
                                       ===========   ===========   ===========   ===========

Basic and diluted loss per share -
Net loss attributable to holders of
common stock                           $     (0.10)  $     (0.12)    $   (0.35)  $     (0.34)
                                       ===========   ===========     =========  ============


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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased from approximately $645,000 for the three months ended September 30, 2000 to approximately $1,100,000 for the three months ended
September 30, 2001. This increase of approximately $455,000 or 70% is due primarily to a $375,000 increase in product sales of turnkey systems to new customers and of hardware systems to existing customers to upgrade them to the current version of SmartGate, as well as an $80,000 increase in consulting and services revenue. Total revenues decreased from approximately $3,105,000 for the nine months ended September 30, 2000 to approximately $2,813,000, for the nine months ended September 30, 2001. Product revenue was down approximately
$377,000, or 17%, while consulting and services revenue was up approximately $84,000, or 10%. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $388,000 for the three months ended September 30, 2000, to approximately $763,000 for the three months ended September 30, 2001. The increase resulted from strong orders for turnkey systems to new customers and hardware systems to existing customers to upgrade them to SmartGate version 4.2. Product revenues decreased from approximately $2,235,000 for the nine months ended September 30, 2000, to approximately $1,858,000 for the nine months ended September 30, 2001. The decrease this year was due to weaker orders for software products. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased from approximately $258,000 and $871,00 for the three and nine months ended September 30, 2000, respectively, to approximately $337,000 and $955,000 for the three and nine months ended September 30, 2001, respectively. This was due principally to a higher number of new and renewing maintenance contracts provided to customers in the third quarter and year. For the three and nine months ended September 30, 2001, the maintenance and support of customers revenue was 96% and 94% of total consulting and services revenue, respectively. For the three and nine months ended September 30, 2001, the installation and training revenue was 4% and 6% of total consulting and services revenue, respectively.

While the Company anticipates that the unpredictability of the revenue streams will stabilize during the fourth quarter of 2001 and believes that it is on track to achieve the previously announced revenue projection of approximately

$2.3 million for the fourth quarter of 2001, it cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from approximately 29% and 16% for the three and nine months ended September 30, 2000, respectively, to approximately 38% and 36% for the three and nine months ended September 30, 2001, respectively. The increases were primarily due to several large turnkey and hardware system sales, added staff in training and a higher proportion of total revenue of third-party product maintenance contracts in the periods. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from approximately $74,000 and $285,000 for the three and nine months ended September 30, 2000, respectively, to approximately $287,000 and $619,000 for the three and nine months ended September 30, 2001, respectively. The increase in costs of product revenue for the three and nine months ended September 30, 2001 was primarily attributable to a higher proportion of turnkey systems and third-party firewalls sales. Cost of product revenues as a percentage of product revenues was approximately 19% and 13% for the three and nine months ended September 30, 2000, respectively, and approximately 38% and 33% for the three and nine months ended September 30, 2001, respectively. The percentage increases were primarily attributable to a higher proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues increased from approximately $115,000 and $213,000 for the three and nine months ended September 30, 2000, respectively, to approximately $137,000 and $381,000 for the three and nine months ended September 30, 2001, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 45% and 24% for the three and nine months ended September 30, 2000, respectively, and approximately 41% and 40% for the three and nine months ended September 30, 2001. The dollar increases were due mainly to the hiring of additional training staff and a higher proportion of sales of third-party firewall maintenance contracts.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $891,000 and $2,410,000 for the three and nine months ended September 30, 2000, respectively, to approximately $1,019,000 and $3,071,000 for the three and nine months ended September 30, 2001, respectively. The dollar increases for the three and nine months ended September 30, 2001 of approximately $128,000 and $661,000, respectively, over the same periods in the prior fiscal year were primarily due to higher wage related expenses of $30,000 and $220,000, respectively, as well as higher consulting expense of $88,000 and $351,000, respectively. Research and development expenses as a percentage of total revenues were approximately 138% and 78% for the three and nine months ended September 30, 2000, respectively and approximately 93% and 109% for the three and nine months ended September 30, 2001, respectively.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,561,000 and $4,656,000 for the three and nine months ended September 30, 2000, respectively, to approximately $1,221,000 and $3,757,000 for the three and nine months ended September 30, 2001, respectively. The dollar decreases for the three and nine months ended September 30, 2001 of $340,000 and $898,000, respectively, relate to lower wage related expenses of $202,000 and $579,000, respectively, lower travel expense of $88,000 and $233,000, respectively, lower rent of $37,000 and $116,000, respectively, and lower advertising and trade show expenses of $85,000 and $315,000, respectively, offset in part by higher consulting costs of $131,000 and $447,000, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 242% and 150% for the three and nine months ended September 30, 2000, respectively, and approximately 111% and 134% for the three and nine months ended September 30, 2001, respectively. The percentage decreases for the quarter and year are due to lower expense for fiscal 2001 when compared to similar periods for fiscal 2000.

General and Administrative -- General and administrative expenses consist principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $810,000 and $2,484,000 for the three and nine months ended September 30, 2000, respectively, to approximately $642,000 and $1,960,000 for the three and nine months ended September 30, 2001, respectively. The decrease for the third quarter of 2001 of approximately $168,000 was due principally to lower wage related expenses of $94,000 and accounting fees of $31,000. The decrease in expenses for the nine months ended September 30, 2001 of approximately $524,000 was due to lower wages related expenses of approximately $261,000, lower legal fees of approximately $170,000 and lower bad debt expense of approximately $51,000. General and administrative expenses as a percentage of total revenues were approximately 126% and 80% for the three and nine months ended September 30, 2000, respectively, and 58% and 70% for the three and nine months ended September 30, 2001, respectively. The percentage decreases were due to lower expense in both periods and higher revenue in the third quarter of this year as compared to the third quarter of last year.

Other (Expense) Income - Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three and nine months ended September 30, 2001 was approximately ($2,000) and $1,307,000, respectively. The year-to-date income includes the gain of $1,334,000 on the sale to NFR of a 6.8% minority interest in its common stock. The proceeds from the sale totaled $1,625,000, the cost basis for the investment was $250,000 and the fees associated with the sale were approximately $41,000. Other (expense) income for the three and nine month periods last year was immaterial.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $109,000 and $265,000 for the three and nine months ended September 30, 2000, respectively, to approximately $63,000 and $215,000 for the three and nine months ended September 30, 2001, respectively. The decreases were attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $5,000 and $17,000 for the three and nine months ended September 30, 2000, respectively, to approximately $3,000 and $10,000 for the three and nine months ended September 30, 2001, respectively, due to a decrease in the capital equipment lease balance.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the nine months ended September 30, 2000 and 2001.

Dividend on Preferred Stock -- The Company provided approximately $37,000 and $334,000 for the three and nine months ended September 30, 2000, respectively, for dividends on the Series C Preferred Stock and approximately $205,000 and $2,360,000 during the three and nine months ended September 30, 2001, respectively, for the Series C Preferred Stock and the Series D Stock. Under the terms of the purchase agreements for the Series C Preferred Stock and the Series D Stock, the Company may elect to pay these dividends in cash or stock. The

Company recorded deemed dividends of approximately $1,825,000 in the nine months ended September 30, 2001 due to the Series D Stock being issued at a discount to fair market value on the date of issuance.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $5,607,000 for the nine months ended September 30, 2000 and approximately $5,691,000 for the nine months ended September 30, 2001. Cash used in operating activities resulted principally from net operating losses in both periods, offset in part by increases in deferred revenue in 2000 and 2001 of approximately $560,000 and approximately $960,000, respectively. Deferred revenue increases are a direct result of the scheduled payments received under the Company's OEM agreement with Citrix Systems, Inc. Until all contractual obligations are completed, revenue for products sold by Citrix Systems, Inc. cannot be recognized and therefore will remain in deferred revenue.

The Company's investing activities used approximately $650,000 in the nine months ended September 30, 2000 and provided cash of approximately $1,250,000 in the nine months ended September 30, 2001. Net capital expenditures for property and equipment were approximately $654,000 and $375,000 during the nine months ended September 30, 2000 and 2001, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures were higher in 2000 as the Company acquired approximately $300,000 of equipment and furniture, which had been under a three-year operating lease. Proceeds from the sale of the Company's minority interest in the common stock of NFR Security, Inc. were approximately $1,625,000 in the nine months ended September 30, 2001.

The Company's financing activities provided cash of approximately $3,320,000 and $6,307,000 during the nine months ended September 30, 2000 and 2001, respectively. In fiscal 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering are being used for general working capital purposes. In a March 2000 private placement of securities, the Company issued, pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, 500,000 shares of common stock at a purchase price of $4.75 per share to Cranshire Capital, L.P. in exchange for $2,375,000.

The Company had net tangible assets of $2,722,000 and $3,765,000 at December 31, 2000 and September 30, 2001, respectively.

As  of  September  30,  2001,  the  Company  had  an   accumulated   deficit  of
approximately $56,701,000.

Management intends to pursue additional capital investment opportunities through the development of potential strategic partnering relationships. Management has identified several candidates that it believes have synergistic and/or compatible technologies that may have the potential to provide a strategic investment that could accelerate V-ONE's growth and position in the marketplace and fund additional development and distribution of V-ONE's technology products for specific applications. There can be no assurance that such strategic partnering relationships will be completed, and V-ONE may be unable to place equity securities on favorable terms or in an amount required to meet its future cash requirements. V-ONE anticipates that it will continue to expend significant amounts to fund its operations and research and development and currently has no plans to significantly alter its number of employees. Management, however, is actively monitoring revenue and expense levels and can implement contingency plans for changes as may be necessary to maintain sufficient resources until the anticipated additional revenue and associated cash flow has been achieved. V-ONE may not be successful in reducing operating levels or, if operating levels are reduced, V-ONE may not be able to maintain operations for any extended period of time. In the event that all of these efforts are not successful, V-ONE believes it may not have the funds needed to sustain operations or to maintain capital needed to satisfy listing requirements on the Nasdaq Small Cap Market beyond March 31, 2002.


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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2001:

Exhibit                             Description
-------                             -----------
None.

(b)   Reports on Form 8-K

      None.

                                    SIGNATURE
                                    ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION

                                Registrant



Date:   November 8, 2001      By:    /s/ John F. Nesline
                                     -------------------------
                              Name:  John F. Nesline
                              Title: Chief Financial Officer
                                     (Duly authorized officer)