Form 10-K
period 2001-12-31
V ONE CORP/ DE
filed 2002-04-01
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                (Mark One)
              [ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For Fiscal Year Ended: December 31, 2001

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                             52-1953278
                --------------------------------------------------
             (State or Other Jurisdiction of           (I.R.S. Employer
             Incorporation or Organization)            Identification No.)

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

                      Traded On the Nasdaq Smallcap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
         Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 1, 2002 was approximately $26,189,000. This calculation does not reflect a determination that persons are affiliates for any other purposes.

         Registrant had 24,248,904, shares of Common Stock outstanding as of March 1, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be issued in conjunction with registrant's 2002 annual stockholder's meeting to be held on May 16, 2002 are incorporated by reference in Part III of this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report contains forward-looking statements that involve risks and uncertainties that are generally noted by terms such as "believe", "expectations", "foresee", "goals", "potential" and "prospects". These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. Readers are cautioned not to place undue reliance on these forward-looking statements. V-ONE Corporation undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that arise at a later date.

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

Over the years, a number of network security products have been developed, including passwords, token-based access devices, firewalls, encryption products, biometrics devices, smart cards and digital certificates. Each of these products was designed with a specific function or objective; however, none were designed to meet all of the needs of enterprise-wide network security. Single function or "point" products that have been developed to address one, or a limited number of network security requirements, include the following:

o PASSWORDS AND TOKENS. Until recently, passwords were the most common method of authentication. Static (non-changing) passwords were developed as the first attempt to address the need for authentication. Static passwords, however, are inadequate as they are susceptible to unauthorized viewing and to attacks using software designed to randomly generate and enter thousands of passwords. As a result, dynamic passwords, including single-use passwords, were created to provide a greater level of authentication. Dynamic password implementations include the use of time-varying and challenge-response passwords. Generally, dynamic passwords require the use of a hand-held, electronic device called a hardware token. Dynamic passwords were subsequently strengthened by incorporating two-factor identification which provided a higher level of authentication in that two independent components were combined to identify a user (for example, a bank ATM card and a PIN code). However, dynamic passwords and two-factor identification provide only a limited level of security because the sessions they authenticate are still vulnerable to interception.

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

The events of September 11, 2001 have accelerated the rate at which the Department of Defense, civilian agencies, and federal, state and local law enforcement are adopting security solutions. As a result of the terrorist attacks, many of the U.S. law enforcement and intelligence agencies are collaborating to investigate and prosecute terrorist activities and conspiracies. This joint effort requires sharing information on an unprecedented scale using, among other services, the Department of Justice's Regional Information Sharing Systems (RISS) Program, which is secured by V-ONE's technology. The RISS Secure Intranet is a nationwide law enforcement network that allows secure communications among more than 5,700 federal, state and local law enforcement agencies.

Recognizing the need for collaboration and information sharing in a secure environment, the USA Patriot Act (USAPA), enacted on October 26, 2001, provides additional funding and support to expand the RISS Program. Sharing information among law enforcement agencies using RISS and other networks is a security challenge that requires strongly encrypted communications and powerful access controls. Securing these expanding network creates additional opportunities for VPN providers.

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

The Company's current suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGate, a client/server product that offers identification and authentication, data integrity, non-repudiation, authorization and encryption; and SmartGuard appliances. V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors. SmartGuard incorporates SmartGate security technology into a "drop-in" suite of devices that are easy to install, deploy and manage. The SmartGuard appliances use V-ONE's award-winning SmartGate VPN software solution with a powerful user authentication system, access control database and strong encryption capabilities. A robust stateful inspection firewall is integrated with all SmartGuard appliances. SmartGuard's advanced VPN capabilities include IPSec tunneling and application layer security that allows firewall traversal without requiring end users to make network configuration changes. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining smart card emulation technology with the SmartGate server. In addition, SmartGate users can access enterprise networks from remote locations using SmartPass technology incorporated in SmartGate.

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

STRATEGY

V-ONE's objective is to capitalize on its application level technology to become the security solution of choice for large enterprises, including government agencies and public sector organizations, financial institutions, service providers, and commercial enterprises worldwide. V-ONE's products now include both application level technology and IPSec, enabling organizations to employ the most cost-effective and efficient security solution without compromising data integrity and ensuring that communications will be completed successfully and securely.

Key elements of V-ONE's strategy are:

INCREASING MARKET SHARE IN THE GOVERNMENT SECTOR. V-ONE will serve its established base of government customers through existing and new channel partners. V-ONE has successfully secured confidential information for the government since shipping its first products in 1995. V-ONE technologies use all approved government encryption methods, including the government's "triple DES" Data Encryption Standard, and meet the standards of the U.S. Government for broad scale deployments. The triple DES standard is the strongest encryption method employed by the U.S. government, and is applied to verify the user's identity and to protect the flow of data itself. In addition, in December 2001, the National Institute of Standards and Technology (NIST) approved the Advanced Encryption Standard (AES) and is developing implementation protocols. V-ONE has added AES to its library of encryption methods and will incorporate this algorithm as the approved encryption method upon release of the final protocols from NIST. Government clients currently using V-ONE's technology to secure information include the U.S. Department of the Treasury, the Department of Defense, a significant number of federal, state and local law enforcement agencies who share data through the Regional Information Sharing Systems (RISS) and Law Enforcement Online (LEO), two out of the three National Drug Intelligence Centers, more than 30 regional Drug Traffic Centers, 12 state governments and several other regional and local law enforcement initiatives. V-ONE's product capabilities are well suited for the government's secure information sharing demands.

ENHANCING PRODUCT TECHNOLOGY TO ADDRESS CUSTOMER NEEDS. V-ONE intends to enhance its technology through continued internal development and strategic partnerships. V-ONE believes its current technology, consisting of the SmartGate client/server software featuring its patented OLR capability, the SmartGuard family of VPN appliances featuring the new Command Center management system, and an IPSec client released in January 2002, delivers superior security, performance and cost savings when compared to any other security products available in the market. V-ONE will focus its development efforts to deliver specific functionality including a wider and more feature-rich set of management tools, additional high availability performance capabilities, and enhancements for the emerging mobile enterprise/wireless access segment.

CAPITALIZING ON CHANNEL PARTNERS' MARKET PRESENCE TO INCREASE MARKET AWARENESS OF V-ONE. V-ONE intends to use its OEM, Service Provider and Systems Integrator partners' strong brand recognition and marketing resources to increase the market's awareness of V-ONE's security products. This approach will allow V-ONE to effectively lower its sales and marketing costs, preserving resources for continuing product development. Although the Company will reduce its direct marketing efforts, V-ONE will continue in its role as an active government advisor.

PRODUCTS

V-ONE's hardware and software security products deliver to users all the essential features of a secure network: authentication, integrity, privacy and non-repudiation. V-ONE's technology has met the tough standards of the U.S. Government for broad scale deployments and is FIPS (Federal Information
Processing Standards) validated, making it viable for the most demanding of government or commercial environments. The Company's product portfolio offers solutions for remote access, site-to-site, and extranet applications.

The cornerstone of V-ONE's network and application security solution is its patented SmartGate client/server technology.

SMARTGATE ENTERPRISE SOLUTION
V-ONE's powerful SmartGate server software, available on Windows NT, Solaris, BSD, and Red Hat Linux, allows a company to rapidly deploy a VPN solution scalable to hundreds of thousands of concurrent users. It enables secure access to TCP/IP based applications and other resources through the Internet by providing a framework for mutual authentication, strong data encryption, access control, audit logging and on-line registration. SmartGate works with all major firewalls and supports a wide range of third party authentication systems including x.509 (PKI), LDAP, RSA SecurID, RADIUS, Entrust, and digital certificates from multiple providers. Since SmartGate operates at the application layer, it can be deployed into complex environments and overcome Network Address Translation issues and other obstacles commonly encountered in VPN implementations.

A patented On-Line Registration (OLR) system enables VPN deployment to end users in a matter of minutes. User IDs can be automatically generated without administrative interaction.

SMARTPASS
V-ONE's SmartPass client product runs as a non-intrusive application on the desktop or mobile device, or as a Java applet on a browser, to provide VPN connection services to the SmartGate server. The client is extremely well suited for user devices with minimal consumption of system resources such as memory and storage space. Installation is fast, simple and designed to take the complexity of VPN implementation out of the hands of end users. To securely connect, an end user simply enters an access code that verifies ownership of his or her authentication token that can reside on a hard drive, floppy disk or smart card. Advanced security related functions are performed automatically and hidden from the end user. SmartPass is available on a very broad range of computing platforms including Windows 95/98/NT/2000/XP/CE/Pocket PC, Solaris, HP-UX, BSD UNIX, Red Hat Linux, Mac and Palm OS.

SMARTADMIN
Management of a V-ONE VPN is handled by means of SmartAdmin, a powerful, flexible tool that enables administration of one or more SmartGate servers and allows full control of user access to specific resources. The controls are both easy to implement and precise. Access permissions can be as broad or as granular as required, ranging from company-wide visibility down to an individual who can access only a single file, application, service or URL. Access control permissions can be created for groups and support a powerful hierarchy capability (nested group) where groups inherit access permissions. Administration can be centralized or distributed, and performed locally or through a secure remote connection.

SMARTGUARD APPLIANCES
V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors. SmartGuard incorporates proven SmartGate security technology into a "drop-in" suite of devices that are easy to install, deploy, and manage:

o    SmartGuard 1000: a tabletop unit designed for branches and remote offices.
o    SmartGuard 4000: a 1U rack mountable enterprise class device.
o SmartGuard 5000: a 2U high reliability enterprise system with redundant components and a high availability option for the most demanding security environments.

The SmartGuard appliances use V-ONE's award-winning SmartGate VPN software solution with a powerful user authentication system, access control database and strong encryption capabilities. A robust stateful inspection firewall is integrated with all SmartGuard appliances.

SmartGuard's advanced VPN capabilities include IPSec tunneling and application layer security that allow firewall traversal without requiring end users to make network configuration changes. This innovative combination of network and application level security allows site-to-site protection as well as the ability to extend security to mobile users and business partners who require extranet access. SmartGuard solutions are manageable from a single PC, directly or via remote access.

The optional web accessible SmartGuard Command Center allows remote management of a fully meshed network for large-scale enterprise class solutions. The ability to easily monitor, manage and control thousands of tunnels in a large VPN network from a simple graphical interface is targeted for complex enterprise and service provider implementations.

CUSTOMER SERVICE AND SUPPORT

V-ONE provides Tier 1 customer support service to direct customers and Tier 2 support service to its channel partners. V-ONE's Customer Care group provides standard response services and optional enhanced services for large implementations, including Extended Support and Rapid Response Support. Standard service provides live telephone and on-line support between 8:00 A.M. and 8:00 P.M. Eastern Standard Time during V-ONE's normal business days. In addition, V-ONE provides a toll-free call-back system for customers who need service during non-standard hours. On-call support engineers provide telephone support during non-standard hours. Extended Support provides 24x7 coverage with standard response times. Rapid Response is 24x7 with shorter response windows.

V-ONE's expert sales engineering group also provides critical customer support throughout the pre-sales and implementation process, and is available for assistance in support situations and enhancement engagements.

PRODUCT DEVELOPMENT

V-ONE has assembled a team of engineers with experience in the fields of software development, network systems design, security standards, Internet protocols and network management software. V-ONE's experience in developing, implementing and supporting software solutions for complex enterprise and extranet environments is a significant factor differentiating V-ONE from its competition. In addition to having the ability to build complex software, V-ONE's engineering team has the skills and experience to deliver turnkey appliance solutions.

V-ONE believes that strong product development capabilities are essential to its strategy of enhancing its core technology, developing and incorporating additional functions and maintaining the competitiveness of its product offerings. V-ONE's research and development process is driven by market demand, availability of new technology, evolution of Internet and security standards and customer feedback. V-ONE's technology is its primary strength and it is critical that V-ONE's products continue to evolve to meet the needs of the market. V-ONE continues to develop new releases of SmartGate, its enterprise class client/server software, and the SmartGuard appliance product line, including the Command Center management tool.

V-ONE also provides secure wireless communication solutions with its current technology. The Company intends to continue to develop this capability to meet the anticipated demand for wireless LAN security and the increasing implementation of mobile devices in the enterprise and government sectors.

MARKETING AND BUSINESS DEVELOPMENT
The Company believes that the future success of the V-ONE product offerings will depend on the Company's ability to execute a much more sharply focused sales and marketing strategy. To date, the Company has had success in the government sector and plans to focus sales and marketing efforts on existing and potential customers in the federal, state and local government sectors.

COMPETITION

The market for network security products is highly competitive, and V-ONE expects competition to intensify in the future. V-ONE competes principally on the basis of product security, breadth of remote client support, speed of implementation, scalability and cost-effectiveness. The Company believes that it competes favorably on the basis of these factors.

V-ONE   participates  in  the  VPN  appliance  and  software  market   segments.
Competitors in these markets include:

o site-to-site IPSec security appliance and network security systems suppliers such as SonicWall, Inc., WatchGuard Technologies Inc. and NetScreen Technologies, Inc.;
o firewall and VPN software vendors such as Check Point Software Technologies Ltd.;
o network equipment manufacturers such as Cisco Systems, Inc., Nokia Corporation and Nortel Networks Corporation;
o    remote client vendors such as SafeNet, Inc. and Certicom Corporation;
o suppliers that provide secure extranet solutions such as KyberPass Corporation, Aventail Corporation and Symantec Corporation; and
o    VPN management vendors such as SmartPipes, Inc.

The Company believes it maintains a distinct competitive advantage over other providers by securing networks at the application level with powerful yet precise user access controls. This functionality enables V-ONE to serve the complex requirements of the large enterprise market where secure information sharing across organizational boundaries and partner extranet communications are required.

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

SUPPLY SOURCES

Components used in the Company's network security products consist primarily of computer diskettes and computer magnetic tapes and CD's purchased from commercial vendors. Components used in the Company's SmartGate server products, SmartGuard Appliance products and turnkey SmartWall products consist primarily of off-the-shelf computers, memory, displays, power supplies and third-party peripherals (such as hard drives and network interface cards).

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

While the Company believes that alternative sources of supply could be obtained, the Company's inability to develop alternative sources if and as required in the future could result in delays or reductions in product shipments that could have a material adverse effect on the Company's ability to meet delivery schedules.

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

There can be no assurance that the Company will be able to maintain its license rights for the RSA data encryption and authentication technology, and the loss of such rights could have a material adverse effect on the Company's ability to develop and deliver its products. If RSA terminates the license agreement or takes any other action that results in the loss of, or inability to maintain, such licensed technology, the Company may incur lost sales, delays in delivery of the Company's current products and services or delays in the introduction of new products and services, which could have a material adverse effect on the Company's business, financial condition and results of operations.

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company's success and ability to compete are substantially dependent upon internally developed technology and expertise. V-ONE has received eight patents which expire over a period between 2014 and 2017. The patents cover critical aspects of V-ONE technology, including ease of use advantages gained by quick client deployment, expandability and management features. The Company's stylized "V-ONE," the phrase "Security for a Connected World," and the Company's "SmartGate" and "SmartGuard" products and certain other products are the subject of U.S. and foreign tradename and trademark filings. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may take 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications. There can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the covered technology.

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

There has been, and the Company believes that there may be in the future, significant litigation in the industry regarding patent and other intellectual property rights. Although the Company is not currently the subject of any material intellectual property litigation, litigation involving other software developers, including companies from which the Company licenses certain technology, could have a material adverse affect on the Company's ability to develop new technologies and deliver products in its current suite of network security products.

EMPLOYEES

As of March 1, 2002, the Company had 69 full-time employees and 7 consultants. Of these individuals, 29 were in sales and marketing, 32 were in research and product development, and 15 in administration. None of the Company's employees is represented by a labor union or are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS AND MARKET PRICE OF COMMON STOCK

V-ONE operates in a rapidly changing environment that involves numerous risks, some of which are beyond V-ONE's control. The following discussion addresses risks V-ONE believes to be material to its business and operations. This Annual Report on Form 10-K contains "forward-looking" statements that are generally noted by terms such as "believes", "expectations", "foresee", "goals", "potential", and "prospects." Such statements involve known and unknown risks and uncertainties that could cause V-ONE's actual performance or achievements to differ from any future performance or achievements expressed or implied by such statements. Readers should carefully consider the following risk factors before purchasing Common Stock of V-ONE. Readers are also referred to other documents filed by V-ONE with the Securities and Exchange Commission ("SEC"), which may identify important risk factors for V-ONE.

V-ONE'S ACCUMULATED DEFICIT COULD AFFECT OVERALL OPERATIONS. As of December 31, 2001, V-ONE had an accumulated deficit of approximately $58,787,000. V-ONE currently expects to incur additional net losses over the next several quarters. V-ONE may not achieve or sustain profitability or significant revenues in the short run. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable to successfully address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

V-ONE was founded in February 1993 and introduced its first product in December 1994. Accordingly, V-ONE did not generate any significant revenues until 1995 when it commenced sales of its SmartWall firewall product and introduced its SmartGate client/server system. Revenues for the years 1997, 1998, 1999, 2000 and 2001 were approximately $5,973,000, $6,260,000, $4,966,000, $4,554,000 and
$4,990,000, respectively.

Losses attributable to holders of Common Stock for the years 1997, 1998, 1999, 2000 and 2001 were approximately $10,828,000, $9,407,000, $9,952,000, $9,232,000
and $9,911,000, respectively.

V-ONE's results of operations in recent periods may not be an accurate indication of future results of operations in light of the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

OPERATING LEVELS WILL BE AFFECTED BY V-ONE'S NEED FOR ADDITIONAL CAPITAL. V-ONE's cash used in operating activities was approximately $7.8 million in fiscal 2001, an average "burn rate" of approximately $648,000 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002, and its audited financial statements are presented subject to a "going concern" opinion. Nor may the Company be able to continue to satisfy the Nasdaq Small Cap Market listing requirements. In addition to continuing to pursue capital investment, the Company engaged Updata Capital to explore other alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

To preserve cash resources, the Company will reduce operating levels effective on April 1, 2002. For the immediate future, V-ONE will focus exclusively on existing and potential customers in the government sector, curtailing sales and marketing operations to commercial accounts, reduce general and administrative expenditures and all possible capital expenditures, and effect staff reductions approximating 25% of its employees. V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event.

RISKS ASSOCIATED WITH THE EMERGING NETWORK SECURITY MARKET MAKE IT DIFFICULT TO PREDICT DEMAND. The market for V-ONE's products, particularly its client/server VPN products, remains in the development stage and market acceptance of these products has been slower than expected. Because the market for network security products is still in the development stage and many potential customers are only now being introduced to VPN technology, it is difficult to assess the extent of market acceptance of V-ONE's products, the product features desired by the market, the best price structure for V-ONE's products, the best distribution strategy and the competitive environment that will develop in this market. The demand for V-ONE's products could decline as a result of competition, technological change, the public's perception of the need for security products, developments in the hardware and software environments in which these products operate, general economic conditions or other factors beyond V-ONE's control.

SALES TO  GOVERNMENT  AGENCIES  CONSTITUTE A  SIGNIFICANT  PERCENTAGE OF V-ONE'S
REVENUE AND ARE SUBJECT TO VARIOUS POLICIES AND LENGTHY TESTING PERIODS. No government agency or department has an obligation to purchase products from V-ONE in the future. Government contracts may be terminated by the government without cause. Moreover, sales to and contracts with government agencies are subject to reductions or delays in funding, risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. In addition, product implementation in government sales may be subject to extended periods of rigorous validation testing and a lengthy approval process by government agencies and bureaus within an agency. Such testing and approval may delay contract awards and payments to V-ONE under such contracts. V-ONE estimates that for the fiscal year ended December 31, 2001, sales to the U.S. government constituted approximately 43% of its revenue.

CONTINUED MARKET ACCEPTANCE OF SMARTGATE AND SMARTWALL IS NOT GUARANTEED. V-ONE currently generates most of its revenues from its SmartGate and SmartWall products. SmartGate and SmartWall have met with a favorable degree of market acceptance since sales of SmartWall commenced in 1995. The percentage of total revenue for SmartGate and SmartWall, respectively, was 45.7% to 23.4% for 1999, 56.3% to 17.4% for 2000 and 50.0% to 23.6% for 2001. However, SmartGate or SmartWall may not continue to be accepted in the future. In addition, any or all of V-ONE's other current or future products could fail to win market acceptance.

RISKS OF COMPETITION COULD AFFECT V-ONE'S MARKET SHARE. V-ONE faces intense competition in all of its market segments. The market for network security products is very competitive and V-ONE expects competition to intensify in the future. There can be no assurance that V-ONE's products will command a significant share of the network security market. Many of V-ONE's competitors have significantly greater resources, generate higher revenue and have greater name recognition than V-ONE. There can be no assurance that V-ONE's competitors will not develop products that are superior to those developed by V-ONE or adapt more quickly than V-ONE to new technologies or evolving industry trends. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could have a material adverse effect on V-ONE's revenue stream. There is no assurance that V-ONE will be able to compete effectively against current or future competitors.

RISK OF ERRORS, FAILURES AND PRODUCT LIABILITY COULD AFFECT MARKET ACCEPTANCE OF V-ONE'S PRODUCTS. The complex nature of V-ONE's software products can make the detection of errors or failures difficult when products are introduced. If errors or failures are subsequently discovered, this may result in delays, lost revenues, lost customers during the correction process, damage to V-ONE's reputation and claims against it. A malfunction or the inadequate design of V-ONE's products could result in tort or warranty claims. V-ONE generally attempts to reduce the risk of such losses to itself and to the companies from which it licenses technology through warranty disclaimers and liability limitation clauses in its license agreements. V-ONE may not have obtained adequate contractual protection in all instances or where otherwise required under agreements it has entered into with others. In addition, these measures may not be effective in limiting V-ONE's liability to end users and to the companies from which V-ONE licenses technology. V-ONE currently has liability insurance. However, V-ONE's insurance coverage may not be adequate and any product liability claim against V-ONE for damages resulting from security breaches could be substantial. In addition, a well-publicized actual or perceived security breach could adversely affect the market's perception of security products in general or V-ONE's products in particular.

RISKS OF CHANGES IN  TECHNOLOGY  AND INDUSTRY  COULD  AFFECT  DEMAND FOR V-ONE'S
PRODUCTS. The network security industry is characterized by rapid changes, including evolving industry standards, frequent new product introductions, continuing advances in technology and changes in customer requirements and preferences. Advances in techniques by individuals and entities seeking to gain unauthorized access to networks could expose V-ONE's existing products to new and unexpected attacks and require accelerated development of new products or enhancements to existing products. V-ONE may be unable to counter challenges to its current products. V-ONE's competitors may develop superior products and V-ONE's future products may not keep pace with technological changes implemented by competitors or persons seeking to breach network security. Its products may not satisfy evolving consumer preferences and V-ONE may not be successful in developing and marketing products for any future technology. Failure to develop and introduce new products and improve current products in a timely fashion could result in a decrease in the demand for V-ONE's products and of V-ONE's market share.

RISK OF DEFECTS AND DEVELOPMENT DELAYS COULD AFFECT V-ONE'S ABILITY TO MEET DELIVERY SCHEDULES. V-ONE may experience delays in software development triggered by factors such as insufficient staffing or the unavailability of development-related software, hardware or technologies. Further, when developing new software products, V-ONE's schedules may be altered as a result of changes to the product specifications in response to customer requirements, market developments, performance problems or V-ONE-initiated changes. When developing complex software products, the technology market may shift during the development cycle, requiring V-ONE either to enhance or change a product's specifications. All of these factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

RISKS ASSOCIATED WITH LONG SALES CYCLE MAKE IT DIFFICULT TO PREDICT RESULTS. The sales cycle associated with V-ONE's products is likely to be lengthy due to a number of significant risks over which V-ONE has little or no control. As a result, V-ONE finds it difficult to predict quarterly results and order backlog, if any, at the beginning of any period. As a result, product revenues in any period will be substantially dependent on orders booked and registered in that period.

MARKET VOLATILITY COULD AFFECT V-ONE'S STOCK PRICE. The market price of V-ONE's Common Stock could be subject to significant fluctuations in response to variations in quarterly operating results and other factors, such as announcements of new products by V-ONE or its competitors and changes in financial estimates by securities analysts or other events. Moreover, the stock market has experienced extreme volatility that has particularly affected the market prices of equity securities of many technology companies and that has often been unrelated and disproportionate to the operating performance of such companies. Broad market fluctuations as well as economic conditions generally and in the software industry specifically, may adversely affect the market price of V-ONE's Common Stock.

ITEM 2.  PROPERTIES

The Company leases approximately 28,312 square feet of office space in Germantown, Maryland under a lease agreement that will expire on July 1, 2003. The Company expects that this space will be sufficient for its needs through expiration of the lease. The Company subleases 6,782 square feet of this space on an adjacent floor, concurrent with the expiration date of the master lease.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded in the Nasdaq National Market from the Company's IPO on October 24, 1996 through September 3, 1999 when it was transferred to the Nasdaq SmallCap Market. According to records of the Company's transfer agent, the Company had approximately 166 record holders on March 1, 2002. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices of the Company's Common Stock for each quarter during the two-year period ended December 31, 2001.



                                             2001
                         HIGH SALE PRICE              LOW SALE PRICE
                         ---------------              --------------
        First Quarter       $ 3.19                     $ 0.53
        Second Quarter      $ 2.80                     $ 0.94
        Third Quarter       $ 1.49                     $ 0.85
        Fourth Quarter      $ 1.98                     $ 0.89

                                             2000
                         HIGH SALE PRICE              LOW SALE PRICE
                         ---------------              --------------

        First Quarter       $ 9.50                     $ 4.88
        Second Quarter      $ 5.84                     $ 2.06
        Third Quarter       $ 5.18                     $ 2.19
        Fourth Quarter      $ 2.68                     $ 0.53

The Company has never declared or paid cash dividends on its Common Stock. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and restrictions on the payment of dividends on Series C and Series D Preferred Stock, as discussed in
Note 6 to the financial statements beginning on page 28 of this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 1999, 2000 and 2001 and balance sheets as of December 31, 2000 and 2001 are derived from the audited financial statements of the Company included elsewhere in this Annual Report. The following financial data as of December 31, 1997, 1998, and 1999 and for each of the years ended December 31, 1997 and 1998 are derived from audited financial statements of the Company not included in this Annual Report. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                           Year ended December 31,
                                 ----------------------------------------------------------------------------
Statement of Operations Data:         1997          1998           1999            2000             2001
                                      -----         -----          -----           -----            ----
Revenues:
   Products                        $5,470,230   $ 5,798,542      $ 3,427,422     $3,356,086       $3,669,817
   Consulting and services            502,771       461,263        1,538,258      1,197,544        1,320,345
                                   ----------   -----------       -----------     ----------       ----------
      Total revenues                5,973,001     6,259,805        4,965,680      4,553,630        4,990,162


Cost of revenues:
   Products                         1,848,871     1,623,396          973,866        441,752          824,305
   Consulting and services            386,314       241,683          328,333        278,327          509,570
                                   ----------   -----------       -----------     ---------       ----------
      Total cost of revenues        2,235,185     1,865,079        1,302,199        720,079        1,333,875
                                   ----------   -----------       -----------     ---------       ----------
Gross profit                        3,737,816     4,394,726        3,663,481      3,833,551        3,656,287

Operating expenses:
   Research and development         3,153,941     2,618,914        2,848,955      3,440,397        4,009,889
   Sales and marketing              7,428,275     7,132,656        6,491,987      6,041,926        4,891,170
   General and administrative       3,699,278     3,896,210        3,118,829      3,517,068        2,537,103
                                   ----------   -----------       -----------    ----------       ----------
      Total operating expenses     14,281,494    13,647,780       12,459,771     12,999,391       11,438,162
                                   ----------   -----------       -----------    ----------       ----------
Operating loss                    (10,543,678)   (9,253,054)      (8,796,290)    (9,165,840)      (7,781,875)


Other income (expense):
   Interest expense                   (13,130)      (65,372)        (676,443)       (25,945)         (11,560)
   Interest income                    341,469       125,030          164,841        329,770          249,575
   Other income                             -             -                -              -        1,306,582
                                   ----------   -----------       ----------     ----------       ----------
      Total other income (expense)    328,339        59,658         (511,602)       303,825        1,544,597
                                   ----------   -----------       -----------    ----------       ----------

Loss before extraordinary item    (10,215,339)   (9,193,396)      (9,307,892)    (8,862,015)      (6,237,278)
                                   ----------   -----------       ----------     ----------       ----------
Extraordinary item -  early
   extinguishment of  debt                  -             -         (372,052)              -                -
                                   ----------   -----------       ----------     ----------       ----------
Net loss                          (10,215,339)   (9,193,396)      (9,679,944)    (8,862,015)      (6,237,278)

Dividends on preferred stock           12,600       110,879          272,245        369,979          741,245
Deemed dividends on preferred
stock                                 600,000       102,755                -              -        2,932,023
                                   ----------   -----------       ----------     ----------       ----------
Net loss attributable to
holders of common stock          $(10,827,939) $ (9,407,030)    $ (9,952,189)  $ (9,231,994)     $(9,910,546)
                                 ============  =============   =============  =============     ============

Basic and diluted loss per share:

Loss before extraordinary item     $   (0.84)    $   (0.68)       $   (0.57)     $   (0.44)       $   (0.44)
                                   ==========    ==========       ==========     ==========       ==========
Net loss attributable to
holders of common stock            $   (0.84)    $   (0.68)       $   (0.59)     $   (0.44)       $   (0.44)
                                   =========     ==========       ==========     ==========       ==========

Weighted average number of
common shares outstanding          12,868,859    13,898,450       16,938,205     20,871,076       22,576,188
                                  ============  ===========       ==========     ==========       ==========


                                                                 December 31,
                                     ---------------------------------------------------------------------
                                           1997           1998         1999         2000         2001
                                           -----          -----        -----        -----        ----
Balance Sheet Data:

Working capital (deficit)               $ 5,912,046   $(1,277,368) $ 6,629,846  $ 1,591,967   $2,164,448
Total assets                             10,313,276     3,922,192    9,775,436    5,450,618    4,732,324
Long-term debt, less current portion        300,861       197,982      119,746       47,803            -
Series A Convertible Preferred Stock      3,766,297             -            -            -            -
Series B Convertible Preferred Stock              -             -        1,288        1,288            -
Series C Redeemable Preferred Stock               -             -          335           55           43
Series D Convertible Preferred Stock              -             -            -            -        3,675
Total shareholder's equity                4,211,210       635,725    7,841,603    2,721,581    2,882,367

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

All forward-looking information contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations is based on management's current knowledge of factors affecting the Company's business. The Company's actual results may differ materially if these assumptions prove invalid. Significant factors, while not all inclusive, are:

o    The possibility of increasing competition in the Company's market place.
o    The potential for changes in technology and industry.
o The risks associated with long sales cycles and inability to predict quarterly results.

See pages 12 through 15 for a more detailed discussion of the factors that may affect the Company's business.

OVERVIEW

The Company generates revenues primarily from software licenses and sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from products will continue to be the principal source of the Company's total revenues. The Company does not have any off balance sheet arrangements or significant transactions with related parties.

CRITICAL ACCOUNTING POLICIES
V-ONE considers certain accounting policies related to revenue recognition, capitalized software development costs and valuation of accounts receivable to be critical policies due to the estimation processes involved in each.

REVENUE RECOGNITION
V-ONE's revenue recognition policy is critical because revenue is a key component of the Company's results of operations. The Company follows very specific and detailed guidelines in measuring revenue; however certain judgments affect the application of the Company's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS
V-ONE's policy on capitalized software costs determines the timing of the Company's recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

VALUATION OF ACCOUNTS RECEIVABLE
V-ONE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of V-ONE's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                            Year ended December 31,
                                                   --------------------------------------
                                                     1999           2000         2001
                                                   ----------     ---------    ---------

Revenues:

Products                                                69.0 %        73.7 %       73.5 %

Consulting and services                                 31.0          26.3         26.5
                                                     -------       -------      -------

Total revenues                                         100.0         100.0        100.0
                                                     -------       -------      -------

Cost of revenues:

Products                                                19.6           9.7         16.5

Consulting and services                                  6.6           6.1         10.2
                                                     -------       -------      -------

Total cost of revenues                                  26.2          15.8         26.7
                                                     -------       -------      -------

Gross profit                                            73.8          84.2         73.3

Operating expenses:

Research and development                                57.4          75.6         80.4

Sales and marketing                                    130.7         132.7         98.1

General and administrative                              62.8          77.2         50.8
                                                     -------       -------      -------

Total operating expenses                               250.9         285.5        229.3
                                                     -------       -------      -------
Operating loss                                       (177.1)        (201.3)      (156.0)

Other income (expense):

Interest expense                                       (13.6)         (0.5)        (0.2)

Interest income                                          3.3           7.2          5.0

Other income                                              -              -         26.2

Total other income (expense)                           (10.3)          6.7         31.0
                                                     -------       -------      -------

Loss before extraordinary item                        (187.4)       (194.6)      (125.0)

Extraordinary loss - early extinguishment of debt       (7.5)             -            -

                                                     -------       -------      -------
Net loss                                              (194.9)       (194.6)      (125.0)

Dividends on preferred stock                             5.5           8.1         14.9

Deemed dividends on preferred stock                        -             -         58.7
                                                     -------       -------      -------

Loss attributable to holders of Common Stock          (200.4) %     (202.7) %    (198.6) %
                                                     =======       =======      =======

COMPARISON OF FISCAL 2001 AND 2000

REVENUES

Total revenues increased to approximately $4,990,000 in 2001 from approximately $4,554,000 in 2000. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased to approximately $3,670,000 in 2001 from approximately $3,356,000 in 2000. The increase in product revenues from 2000 to 2001 was due principally to revenue derived from initial recognition of revenue under the Company's Licensing and Distribution Agreement with Citrix Systems, Inc. that was initially executed in 2000, which amounted to approximately $1,236,000 in sales of the Company's SmartGate product, offset by a decrease in revenues from other customers.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased to approximately $1,320,000 in 2001 from approximately $1,198,000 in 2000.

COSTS OF REVENUES

Total costs of revenue as a percentage of total revenues were 26.7% and 15.8% in 2001 and 2000, respectively. The percentage increase of 10.9% is comprised of higher costs of product revenue which increased to 16.5% in 2001 from 9.7% in 2000 and higher costs of consulting and services revenue which increased to 10.2% of total revenues in 2001 from 6.1% in 2000.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue increased to approximately $824,000 in 2001 from approximately $442,000 in 2000, an increase of $382,000. Costs of product revenue as a percentage of product revenues was 22.5% and 13.2% for 2001 and 2000, respectively. The dollar and percentage increases in 2001 over 2000 were attributable in part to a higher mix of SmartGuard and SmartWall products and turnkey hardware sales (increased $273,000 or 5.5% of total revenues), which have higher costs of revenues, compared to SmartGate software licenses. An additional factor in the dollar and percentage increase was the impact of the write-off of obsolete inventory in 2001 which amounted to an increase over 2000 of approximately $153,000, or 3.1% of total revenues.

Costs of consulting and services revenue consist principally of personnel and related costs incurred in providing consulting, support and training services to customers. Costs of consulting and services revenue increased by $232,000 to approximately $510,000 in 2001 from $278,000 in 2000, due partially to a larger portion of third party products with proportionately higher support costs (increased $104,000 or 2.1% of total revenues), and higher costs of training (increased $80,000, or 1.6% of total revenue). Costs of consulting and services revenue as a percentage of consulting and services revenues were 38.6% and 23.2% for 2001 and 2000, respectively.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased to approximately $4,010,000 in 2001 from approximately $3,440,000 in 2000. Research and development expenses as a percentage of total revenues were 75.6% and 80.4% in 2000 and 2001, respectively. The dollar and percentage increases in 2001 over 2000 of approximately $570,000 and 4.8%, respectively, were primarily due to increases in the costs of personnel, higher by approximately $262,000, and consulting services, higher by approximately $167,000, associated with the Company's product development efforts. The Company believes that a continuing commitment to research and development is required to remain competitive.

Accordingly, if cash resources allow, the Company intends to continue to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $4,891,000 in 2001 from approximately $6,042,000 in 2000. Sales and marketing expenses as a percentage of total revenues were 98.0% and 132.7% in 2001 and 2000, respectively. The dollar decrease of $1,151,000 and percentage decrease of 34.7% in 2001 from 2000 were principally due to lower costs of personnel (decreased $774,000 or 15.5% of total revenues), lower levels of advertising and promotion expenses (decreased $294,000 or 5.9% of total revenues), and lower costs of travel (decreased
$287,000 or 5.8% of total revenues), offset in part by additional costs of consulting (increased $448,000 or 9.0% of total revenues) in 2001 over 2000.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $2,537,000 in 2001 from approximately $3,517,000 in 2000. General and administrative expenses as a percentage of total revenues were 50.8% and 77.2% in 2001 and 2000, respectively. The decrease in expense in 2001 resulted from lower costs of personnel (decreased $610,000 or 12.2% of total revenues) and lower legal costs (decreased $289,000 or 5.8% of total revenues) in 2001 compared with 2000. The decrease in percent of revenues of 26.4% consists of lower expenses of 21.5% and higher revenues of 4.9% for 2001. The Company anticipates that general and administrative expenses, as a percent of revenue, will decrease in future periods.

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $250,000 in 2001 compared to $330,000 in 2000. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $12,000 and $26,000 in 2001 and 2000, respectively. Other income in 2001 of approximately $1,307,000 represents the gain on the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder).

Income Taxes -- The Company did not incur income tax expenses in December 31, 2001 and 2000 as a result of the net loss incurred during these periods. As of December 31, 2001, the Company had net operating loss carry forwards of approximately $48,600,000 as a result of net losses incurred since inception. These net losses result in a future tax benefit of $19,019,000 which can be used to offset future taxable income.

Dividends  on  Series  C  and  D  Preferred   Stock  --  The  Company   provided
approximately $370,000 for a dividend on the Series C Stock during 2000, and approximately $741,000 for dividends on both the Series C and Series D Preferred Stock during 2001.

Deemed Dividends on Series D Preferred Stock -- In 2001, the Company recorded deemed dividends of $2,932,000 on the Series D Preferred Stock, in accordance with accounting treatment for convertible preferred stock with a beneficial conversion feature. The proceeds received in the transaction were first allocated between the convertible instrument and the detachable warrant on a relative fair value basis. The difference between the fair market value of the Common Stock on the commitment date and the effective conversion price was recorded as a deemed dividend.

COMPARISON OF FISCAL 2000 AND 1999

REVENUES

Total revenues decreased to approximately $4,554,000 in 2000 from approximately $4,966,000 in 1999. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased to approximately $3,356,000 in 2000 from approximately $3,427,000 in 1999. The principal reason for the decrease in fiscal 2000 was declining sales of the Company's SmartWall products and hardware turnkey systems.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues decreased to approximately $1,198,000 in 2000 from approximately $1,538,000 in 1999.

COSTS OF REVENUES

Total costs of revenue as a percentage of total revenues were 15.8% and 26.2% in 2000 and 1999, respectively.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue decreased to approximately $442,000 in 2000 from approximately $974,000 in 1999. Costs of product revenue as a percentage of product revenues was 13.2% and 28.4% for 2000 and 1999, respectively. The dollar and percentage decreases in 2000 were attributable to a lower mix of SmartWall products and turnkey hardware when compared to sales of SmartGate software licenses.

Costs of consulting and services revenue consist principally of personnel and related costs incurred in providing consulting, support and training services to customers. Costs of consulting and services revenue decreased slightly to $278,000 in 2000 from approximately $328,000 in 1999. Costs of consulting and services revenue as a percentage of consulting and services revenues were 23.2% and 21.3% for 2000 and 1999, respectively. The percentage decrease from 1999 to 2000 was principally due to a smaller amount of third party products with proportionately lower support costs.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased from approximately $2,849,000 in 1999 to approximately $3,440,000 in 2000. Research and development expenses as a percentage of total revenues were 57.4% and 75.6% in 1999 and 2000, respectively. The dollar and percentage increases in 2000 were primarily due to increases in the number of personnel and consulting services associated with the Company's product development efforts.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from $6,492,000 in 1999 to approximately $6,042,000 in 2000. Sales and marketing expenses as a percentage of total revenues were 130.7% and 132.7% in 1999 and 2000, respectively. The dollar decreases in 2000 were principally due to personnel turnover and lower levels of advertising and promotion expenses.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased from approximately $3,119,000 in 1999 to approximately $3,517,000 in 2000. General and administrative expenses as a percentage of total revenues were 62.8% and

77.2% in 1999 and 2000, respectively. The increase in expense in 2000 resulted from higher professional fees and certain non-recurring severance costs.

Other (Expense) Income -- Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $165,000 in 1999 and approximately $330,000 in 2000. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements and stock option exercises. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $676,000 and $26,000 in 1999 and 2000, respectively. The interest expense in 1999 relates to financing costs attributable to the Company's secured loan to Transamerica Business Credit Corporation. The total costs including interest on the loan proceeds, transactions costs, costs to prepay the loan prior to the maturity date and the cost of warrants issued in conjunction with the Transamerica note amounted to approximately $1,000,000 in 1999.

Income Taxes -- The Company did not incur income tax expenses in December 31, 1999 and 2000 as a result of the net loss incurred during these periods. As of December 31, 2000, the Company had net operating loss carry forwards of approximately $42,160,000 as a result of net losses incurred since inception.

Dividend  on Series C  Preferred  Stock -- The  Company  provided  approximately
$272,000 for a dividend on the Series C Preferred Stock during 1999, and approximately $370,000 for 2000.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's operating activities used cash of approximately $7,771,000, $6,700,000 and $9,263,000 in 2001, 2000 and 1999, respectively. Cash used in operating activities was used primarily to increase engineering staff necessary to complete the private labeled product for Citrix Systems, Inc., required as a specific deliverable under the Company's contract with Citrix, complete delivery of the Company's enhanced 4.2 product and complete and launch the V-ONE SmartGuard Appliance product suite. The increase in cash used in operating activities in 2001 includes an increase of $570,000 in engineering expenses, a reduction of approximately $2,131,000 in sales, marketing and general and administrative expenses, and a drop in accounts payable of $607,000 and in deferred revenue of ($161,000). The decrease in net cash used in operating activities from 1999 to 2000 was due in part to large increases in deferred revenue and decreases in prepaid expenses and other assets.

Net capital expenditures for property and equipment were approximately $370,000, $774,000 and $176,000 in 2001, 2000 and 1999 respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures increased in 2000 as the Company purchased computers and equipment off an expiring three-year lease, and acquired an integrated sales opportunity management software system for increased efficiency and visibility within the organization. The capital expenditures decreased in 2001 due in part to conservation of funds.

As of December 31, 2001, the Company's principal commitments consisted of obligations outstanding under a series of capital leases of computer equipment and the facility lease for its office space. V-ONE's current aggregate annual rent obligation is approximately $577,000 for 2002 and $341,000 for 2003. The current aggregate capital lease obligation is $50,059, all of which is due in 2002.

In February 2001 the Company completed a private placement of equity securities resulting in net proceeds of approximately $6.3 million and completed the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder) in March 2001 for approximately $1.6 million in net proceeds.

A significant portion of the proceeds received from the February 2001 private placement and the sale of V-ONE's holding in NFR Security, Inc. was used during fiscal 2001 for general working capital purposes, including funding of operations and cash flow requirements. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover future costs of operations and meet future cash flow requirements. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002, and its audited financial statements are presented subject to a "going concern" opinion. Nor may the Company be able to continue to satisfy the Nasdaq Small Cap Market listing requirements. In addition to continuing to pursue capital investment, the Company engaged Updata Capital to explore other alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

To preserve cash resources, the Company will reduce operating levels effective on April 1, 2002. For the immediate future, V-ONE will focus exclusively on existing and potential customers in the government sector, curtailing sales and marketing operations to commercial accounts, reduce general and administrative expenditures and all possible capital expenditures, and effect staff reductions approximating 25% of its employees. V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                V-ONE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                    --------



         Report of Independent Auditors                                      27

         Balance Sheets                                                      28

         Statements of Operations                                            29

         Statements of Stockholders' Equity                                  30

         Statements of Cash Flows                                            31

         Notes to Financial Statements                                       32

         Schedule of Valuation and Qualifying Accounts for the years ended
              December 31, 1999, 2000 and 2001                               49

                         Report of Independent Auditors


         Board of Directors and Stockholders
         V-ONE Corporation

         We have audited the accompanying balance sheets of V-ONE Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the years ended December 31, 2001, 2000 and 1999 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE
         Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule for the years ended December 31, 2001, 2000 and 1999 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that V-ONE Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred significant operating losses since inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                     /s/ Ernst & Young LLP

         McLean, Virginia
         January 29, 2002

                                V-ONE CORPORATION
                                 BALANCE SHEETS


                                                                                  December 31,
                                                                         --------------------------------
                                ASSETS                                       2001             2000
                                                                             ----             ----
 Current assets:
      Cash and cash equivalents                                        $     2,608,690 $       2,949,398
      Accounts receivable, less allowances of $72,035 and
           $105,664, respectively                                              859,658           776,845
      Inventory, less allowances of $29,593 and $78,656,
           respectively                                                         57,354           172,177
      Prepaid expenses and other current assets                                407,913           254,631
                                                                         --------------  ----------------
          Total current assets                                               3,933,615         4,153,051

 Property and equipment, net                                                   748,513           929,398
 Other assets                                                                   50,196
                                                                                                 368,169
                                                                         --------------  ----------------
             Total assets                                              $     4,732,324 $       5,450,618
                                                                         ==============  ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and accrued expenses                            $       769,319 $       1,375,939
      Deferred revenue                                                         952,044         1,113,202
      Capital lease obligations - current                                       47,804            71,943
                                                                         --------------  ----------------
           Total current liabilities                                         1,769,167         2,561,084
     Deferred rent                                                              80,790           120,150
     Capital lease obligations - noncurrent                                          -            47,803
                                                                         --------------  ----------------
           Total liabilities                                                 1,849,957         2,729,037

 Stockholders' equity:
       Preferred stock, $0.001 par value; 13,333,333 shares authorized:
           Series B convertible preferred stock, zero and                            -             1,288
             1,287,554 designated, issued and outstanding,
             respectively

          Series C redeemable preferred stock, 500,000 designated,
             42,904 and 54,714 shares issued and outstanding, respectively
             (liquidation preference of $1,126,230 and $1,436,243)                  43                55


           Series D convertible preferred stock, 3,675,000 designated, issued and outstanding in 2001 (liquidation preference of
             $7,019,500 and zero, respectively)                                  3,675                 -

           Common Stock, $0.001 par value; 50,000,000 shares authorized;
             23,594,904 and 22,109,185 shares issued and outstanding,
             respectively                                                       23,595            21,109
     Accrued dividends payable                                                 875,808           180,911
     Additional paid-in capital                                             60,766,392        51,393,818
     Accumulated deficit                                                   (58,787,146 )     (48,876,600 )
                                                                         --------------  ----------------
                     Total stockholders' equity                              2,882,367         2,721,581
                                                                         --------------  ----------------
                     Total liabilities and stockholders' equity        $     4,732,324 $       5,450,618
                                                                         ==============  ================

                The  accompanying  notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                Year ended December 31,
                                                 -------------------------------------------------------
                                                     2001                2000               1999
                                                     ----                ----               ----
           Revenues:
                Products                       $     3,669,817     $     3,356,086    $     3,427,422
                Consulting and services              1,320,345           1,197,544          1,538,258
                                                 -------------------------------------------------------
                    Total revenues                   4,990,162           4,553,630          4,965,680

           Cost of revenues:
                Products                               824,305             441,752            973,866
                Consulting and services                509,570             278,327            328,333
                                                 -------------------------------------------------------
                    Total cost of revenues           1,333,875             720,079          1,302,199
                                                 -------------------------------------------------------

           Gross profit                              3,656,287           3,833,551          3,663,481

           Operating expenses:
                Research and development             4,009,889           3,440,397          2,848,955
                Sales and marketing                  4,891,170           6,041,926          6,491,987
                General and administrative           2,537,103           3,517,068          3,118,829
                                                 -------------------------------------------------------
                    Total operating expenses        11,438,162          12,999,391         12,459,771
                                                 -------------------------------------------------------

           Operating loss                           (7,781,875 )        (9,165,840 )       (8,796,290 )

           Other income (expense):
                Interest expense                       (11,560 )           (25,945 )         (676,443 )
                Interest income                        249,575             329,770            164,841
                Other income                         1,306,582                   -                  -
                                                 -------------------------------------------------------
                    Total other income               1,544,597             303,825           (511,602 )
                    (expense)

           Loss before extraordinary item           (6,237,278 )        (8,862,015 )       (9,307,892 )

           Extraordinary item - early
                extinquishment of debt                       -                   -           (372,052 )
                                                 -------------------------------------------------------

           Net loss                                 (6,237,278 )        (8,862,015 )       (9,679,944 )

           Dividends on preferred stock                741,245             369,979            272,245
           Deemed dividends on preferred stock       2,932,023                   -                  -
                                                 -------------------------------------------------------

           Net loss attributable to holders
                of common stock                $    (9,910,546 )   $    (9,231,994 )  $    (9,952,189 )
                                                 =======================================================

           Basic and diluted loss per share:
                Loss before extraordinary item $         (0.44 )    $        (0.44 )   $        (0.57 )
                                                 =======================================================
                Net loss attributable to
                    holders of common stock    $         (0.44 )    $        (0.44 )   $        (0.59 )
                                                 =======================================================
           Weighted average number of
                 common shares outstanding          22,576,188          20,871,076         16,938,205
                                                 =======================================================

   The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                        STATEMENTS OF STOCKHOLDERS' EQUITY




                                                   Series B, C & D  Accrued   Additional
                                 Common Stock      Preferred Stock  Dividends Paid-in    Subscriptions  Accumulated
                              Shares     Amount    Shares   Amount  Payable   Capital     Receivable    Deficit       Total
                              -------    ------    ------   ------  -------   --------    ----------    --------      -----
Balance, December 31, 1998   16,478,046   $16,478         -   $   - $     -  $30,361,685  $   (50,021) $(29,692,417) $   635,725
Exercise of common stock
   options, net of issuance     848,629       848         -       -       -    2,669,882           -            -      2,670,730
   costs
Exercise of warrants            907,105       907         -       -       -    2,863,001           -            -      2,863,908
Issuance of Series B
   preferred stock, net               -         -  1,287,554   1,288      -    2,981,212           -            -      2,982,500
   issuance costs
Issuance of Series C
   preferred stock, net of            -         -    335,000     335      -    7,918,349           -            -      7,918,684
   issuance costs
 Adjustment and collection
   of notes receivable for            -         -         -       -       -           -                         -         46,236
   stock                                                                                       46,236
Issuance of common stock
   warrants                           -         -         -       -       -      310,000           -            -        310,000
Dividends on preferred stock          -         -         -       -   272,245         -            -       (272,245)            -
Issuance of common stock
   options to consultants             -         -         -       -       -       93,764           -            -         93,764
Net loss                              -         -         -       -       -           -            -     (9,679,944)  (9,679,944)
                             ---------------------------------------------------------------------------------------------------
Balance, December 31,1999    18,233,780    18,233  1,622,554   1,623  272,245 47,197,893       (3,785)  (39,644,606)   7,841,603
Issuance of common stock,
   net of issuance costs        915,596       915         -       -       -    3,472,190                        -      3,473,105
Exercise of common stock
   options, net of issuance      59,500        60         -       -       -      169,637           -            -        169,697
   costs
Conversion of Series C
   preferred stock to         2,900,309     2,901   (280,286)   (280)(461,313)   458,676           -            -           (16)
   common stock
Adjustment and collection
   of notes receivable for            -         -         -       -       -           -         3,785           -          3,785
   stock
Dividends on preferred stock                                          369,979                              (369,979)            -
Issuance of common stock
   options to consultants             -         -         -       -       -       95,422           -            -         95,422
Net loss                                                                                                 (8,862,015)  (8,862,015)
                             ---------------------------------------------------------------------------------------------------
Balance, December 31, 2000   22,109,185    22,109  1,342,268   1,343  180,911 51,393,818           -    (48,876,600)   2,721,581

Employee stock purchase
   plan, net of issuance         29,399        29                                 11,980                                  12,009
   costs
Exercise of common stock
   options, net of issuance      31,230        31                                 50,774           -            -         50,805
   costs
Conversion of Series B
   preferred stock to         1,287,554     1,288 (1,287,554) (1,288)     -           -            -            -            -
   common stock
Conversion of Series C
   preferred stock to           137,536       138    (11,810)    (12) (46,348)   (38,482)          -            -        (84,704)
   common stock
Issuance of Series D
   preferred stock, net of                         3,675,000   3,675           6,266,047                               6,269,722
   issuance costs
Deemed dividends on
   preferred stock                                                             2,932,023                 (2,932,023)            -
Dividends on preferred stock          -         -                     741,245                              (741,245)            -
Issuance of common stock
   options to consultants             -         -         -       -       -      150,232           -            -        150,232
Net loss                              -         -         -       -       -           -                  (6,237,278)  (6,237,278)
                             ---------------------------------------------------------------------------------------------------
Balance, December 31, 2001   23,594,904   $23,595  3,717,904  $3,718 $875,808$60,766,392 $         -   $(58,787,146) $ 2,882,367
                             ===================================================================================================

                          The  accompanying  notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS



                                                                   Year ended December 31,
                                                    -------------------------------------------------------
                                                         2001              2000              1999
                                                         ----              ----              ----
     Cash flows from operating activities:
        Net loss                                      $ (6,237,278 )    $ (8,862,015 )    $ (9,679,944 )

       Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation                                     551,165           429,939           464,879
          Amortization                                           -                 -           255,378
          Gain on sale of investment                    (1,375,000 )               -                 -
          Amortization of deferred financing costs               -                 -           730,000
          Forgiven subscription receivable                       -                 -            46,114
          Noncash charge related to issuance of
              warrants and options                         150,232           377,422            93,764
     Changes in operating assets and liabilities:
          Accounts receivable, net                         (82,813 )          78,008          (341,632 )
          Inventory, net                                   114,823          (126,090 )
                                                                                               339,394
          Prepaid expenses and other assets                (85,309 )         529,045           105,755
          Accounts payable and accrued expenses           (606,620 )         218,279          (966,496 )
          Deferred revenue                                (161,158 )         692,280          (467,373 )
          Deferred rent                                    (39,360 )         (36,561 )         156,711
                                                    ---------------------------------------------------
                 Net cash used in operating             (7,771,318 )      (6,699,693 )      (9,263,450 )
                 activities

     Cash flows from investing activities:
          Net purchases of property and equipment         (370,280 )        (773,629 )        (176,033 )
          Collection of subscription receivable                  -             3,785               122
          Proceeds from sale of investment               1,625,000                 -
                                                    ---------------------------------------------------
     Net cash provided by (used in) investing            1,254,720          (769,844 )        (175,911 )
     activities

     Cash flows from financing activities:
          Issuance of common stock                          23,949                 -                 -
          Issuance of preferred stock, net of
                subscriptions receivable                 7,019,250         3,375,000        11,793,750
          Payment of debt financing costs                        -                 -          (420,000 )
          Payment of preferred stock dividends                (259 )             (16 )               -
          Payment of stock issuance costs                 (761,468 )        (183,895 )        (941,875 )
          Redemption of preferred stock                    (84,445 )               -                 -
          Exercise of stock options and warrants            50,805           169,697         5,583,946
          Principal payments on capital lease              (71,942 )         (78,794 )         (70,217 )
            obligations
          Repayment of notes payable                             -                 -            (5,259 )
                                                    ---------------------------------------------------
              Net cash provided by financing             6,175,890         3,281,992        15,940,345
              activities                            ---------------------------------------------------


     Net (decrease) increase in cash and cash
         equivalents                                      (340,708 )      (4,187,545 )       6,500,984
                                                    ---------------------------------------------------
     Cash and cash equivalents, beginning of year        2,949,398         7,136,943           635,959
                                                    ---------------------------------------------------

     Cash and cash equivalents, end of year            $ 2,608,690       $ 2,949,398       $ 7,136,943
                                                    ===================================================

                  The accompanying notes are an integral part of these financial statements.

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

2.       MANAGEMENT'S PLANS

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended
         December 31, 2001, 2000 and 1999, respectively. In addition the Company expects to continue to incur losses during 2002.

         V-ONE's cash used in operating activities was approximately $7.8 million in fiscal 2001, an average "burn rate" of approximately
         $648,000 a month. Notwithstanding acceptance of V-ONE's security concepts, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements. To preserve cash resources, the Company will reduce operating levels effective on April 1, 2002. For the immediate future, V-ONE will focus exclusively on existing and potential customers in the government sector, curtailing sales and marketing operations to commercial accounts, reduce general and administrative expenditures and all possible capital expenditures, and effect staff reductions approximating 25% of its employees. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

         The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002. In addition to continuing to pursue capital investment, the Company engaged Updata Capital to explore other alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

         V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event.

3.       SIGNIFICANT ACCOUNTING POLICIES

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

         In addition to its direct sales effort, the Company licenses its products through a network of distributors. The Company does not record revenue until the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with the Company. The Company also records revenue when the software is delivered directly to the end-user customer on behalf of the distributor.

         In 2000, the Company entered into a contract which contains multiple elements, including specified upgrades. Because the Company had not established vendor specific objective evidence for the specified upgrades, all revenues under the contract were deferred until the upgrades are delivered. At December 31, 2000, the Company had $500,000 in deferred revenue related to this contract. On October 26, 2001, the Company executed a new agreement which removed the specified upgrades. This completed the Company's obligations for delivery of all specific product requirements under the initial contract and allowed the Company to recognize approximately $1.2 million of revenue in the fourth quarter.

         The Company's revenue recognition policies for the years ended December 31, 2001, 2000 and 1999 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants.

         RESEARCH AND DEVELOPMENT AND SOFTWARE DEVELOPMENT COSTS

         Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. All other research and development costs are expensed as incurred.

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

         INVENTORIES

         Inventories are valued at the lower of cost or market and consist primarily of computer equipment for sale on orders received from customers and other vendor software licenses held for resale. Cost is determined based on specific identification.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Capital leases are recorded at their net present value on the inception of the lease. Depreciation expense was $551,165, $429,939 and $464,879 for the years ended December 31, 2001, 2000 and 1999, respectively.

         ADVERTISING COSTS

         The Company expenses all advertising costs as incurred. The Company incurred approximately $149,000, $177,000 and $98,400, in advertising costs for the years ended December 31, 2001, 2000 and 1999, respectively.

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

         EXTRAORDINARY ITEM

         On September 30, 1999, the Company paid in full its term loan from Transamerica Business Credit Corporation. In connection with the payment, the Company recognized a $372,052 loss related to the early extinguishment of debt.

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

         No suppliers exceeded 10% of purchases in 1999 and 2000. In 2001, three suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $162,000 from Ingram Micro and approximately $180,000 from Arrow MOCA, Incorporated. The two resellers of SUN equipment represented 33% and 37% of total purchases. In addition, the Company purchased from SteelCloud Corporation approximately $88,000 worth of the Company's SmartGuard product, which constituted approximately 18% of total purchases.

         During the years ended December 31, 2001, 2000, and 1999, 11%, 21%, and 26%, respectively, related to sales to international customers. During the years ended December 31, 2001, 2000, and 1999, sales related to government agencies were 43%, 40%, and 35%, respectively.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2001 and 2000, the carrying value of current financial instruments such as cash, accounts receivable, inventory, accounts payable, accrued liabilities and capital lease obligation approximated their market values, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rates, and other appropriate valuation methodologies.

         RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform to the 2001 presentation.

         NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000 and cannot be applied retroactively. SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 effective January 1, 2001. The adoption had no impact on the Company's financial statements.

  4.     SELECTED BALANCE SHEET INFORMATION

         Property and equipment consisted of the following at December 31:

                                                            2001                2000
                                                       ---------------      --------------
         Office and computer equipment               $      1,423,083     $     1,391,217
         Office and computer equipment under
            capital leases                                    299,497             341,302
         Capitalized software                                 139,076              35,000
         Leasehold improvements                               177,664              89,504
         Furniture and fixtures                               257,978             310,268
                                                       ---------------      --------------
                                                            2,297,298           2,167,291
         Less:  accumulated depreciation                   (1,548,785 )        (1,237,893 )
                                                       ---------------      --------------
                                                     $        748,513     $       929,398
                                                       ===============      ==============

         The Company had two licensing agreements whereby the Company obtained the right to modify and sell certain technology used in its product line. All amounts are fully amortized as of December 31, 1999. The Company incurred amortization expense of $0, $0 and $255,378, relating to these agreements in 2001, 2000 and 1999, respectively.

         Other assets consisted of the following at December 31:

                                                            2001               2000
                                                        --------------     -------------
         Deposits                                    $         50,196   $       118,169
         Investment in Network Flight Recorder                      -           250,000
                                                        --------------     -------------
                                                     $         50,196   $       368,169
                                                        ==============     =============

         The Company sold its stock in NFR in February 2001 for $1,625,000 resulting in a net gain of $1,375,000.

         Accounts payable and accrued expenses consisted of the following at December 31:

                                                            2001               2000
                                                        --------------     -------------
         Accounts payable                             $      375,883    $       580,605
         Accrued compensation                                260,036            589,242
         Other accrued expenses                              133,400            206,092
                                                       --------------     --------------
                                                      $      769,319    $     1,375,939
                                                       ==============     ==============

5.      INCOME TAXES

        The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                                            2001               2000
                                                        --------------     -------------
        Inventory                                    $          11,574  $          38,948
        Accounts receivable                                     28,173             40,807
        Property and equipment                                 (25,910)            18,203
        Deferred rent                                           31,598             46,402
        Non-deductible accruals                                 83,235             52,631
        Net operating loss carry forward                    19,019,278         16,282,345
                                                      ----------------    --------------
        Total deferred tax asset                            19,147,948         16,479,336
        Valuation allowance                                (19,147,948 )      (16,479,336 )
                                                      ----------------    ---------------
        Net deferred tax asset                      $                -  $               -
                                                      ================    ===============


         The net  change  in the  valuation  allowance  from 2000 to 2001 is due principally to the increase in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 2001 and 2000, the Company had net operating loss carryforwards of approximately $48,600,000 and $42,200,000 for federal and state income tax purposes available to offset future taxable income. The net operating loss carryforwards begin to expire in 2008.

         A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 2000 and 2001 is as follows:

                                                            2001               2000
                                                        --------------     -------------
         Federal income tax (benefit) at statutory rate      (34.0%)         (34.0%)
         State income taxes, net                              (4.6%)          (4.6%)
         Permanent items                                       0.2%           (0.1%)
         Net change in valuation allowance                    38.4%           38.7%
                                                          -----------     -------------
         Provision for Income Taxes                            0.0%            0.0%
                                                          ===========     =============



  6.     SHAREHOLDERS' EQUITY

         SERIES B PREFERRED STOCK

         On June 11, 1999, the Company issued 1,287,554 shares at $2.33 per share of Series B Convertible Preferred Stock (the "Series B Stock") to two investors for $1.0 million in cash and a subscription agreement for $2.0 million. Net proceeds to the Company after issuance costs of $17,500 were $2,982,500. The subscription receivable was received in two installments of $1.0 million plus accrued interest in July and August 1999. The holders of the Series B Stock are entitled to a liquidation preference of $2.33 per share. During 2001, all shares of the Series B Stock were converted into Common Stock.

         SERIES C PREFERRED STOCK

         On September 9, 1999, the Company issued 335,000 shares of Series C Preferred Stock (the "Series C Stock") and non-detachable warrants to purchase 3,350,000 shares of the Company's Common Stock (the "Warrants") to certain accredited investors. Each share of Series C Stock was issued a Warrant to purchase ten shares of Common Stock (collectively a "Unit") for a price of $26.25 per Unit. The Company received $7,918,684 in proceeds net of issuance costs of approximately $875,000. The Warrants are immediately exercisable at a price of $2.625 per share and will remain exercisable until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Warrants have been registered for resale.

         The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. The dividends may be paid in cash, or at the option of the Company, in shares of registered Common Stock. The Series C Stock is not convertible and ranks senior to the Common Stock as to payment of dividends and priority on distribution of assets upon liquidation, dissolution or winding up of the Company. Holders of the Series C Stock are entitled to a liquidation preference of $26.25 per share.

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

         The Company has the right to redeem the outstanding shares of Series C Stock in whole (i) at any time after the third anniversary of the issuance date, (ii) upon the closing of an underwritten public offering in excess of $20 million and at a price in excess of $6.50 per share or
         (iii) prior to the third anniversary of the issuance date if the average closing bid price of the Common Stock for any 20 trading days during any 30 trading days ending within 5 trading days prior to the date of notice of redemption is at least $3.9375 per share. The redemption price would be paid at the Company's option in cash or in shares of common stock and would be equal to the greater of the $26.25 per share purchase price or the fair market value of each Series C share plus all unpaid dividends.

         At any time after all of the Warrants have been exercised by a holder, that holder shall have the right to require the Company to redeem all of its then outstanding shares of Series C Stock. The redemption price for each share of Series C Stock shall be the $26.25 per share purchase price plus all unpaid dividends and is payable at the option of the Company in either cash or shares of Common Stock.

         Throughout 2000, certain holders of the Series C Stock chose to exercise their warrants through a cashless exercise provision. The cashless exercise provision allowed the holders to remit each share of Series C Stock in exchange for 10 shares of Common Stock. A total of 280,286 shares of Series C Stock were remitted for 2,802,860 shares of Common Stock. An additional 97,449 shares were issued as a result of dividends earned on the Series C Stock. For the year ended December 31, 2001 a total of 11,810 shares of Series C Stock were remitted for 118,100 shares of Common Stock, and an additional 19,436 shares were issued as a result of dividends earned on the Series C Stock. At December 31, 2001 there were 42,904 shares of Series C Stock outstanding. The dividend payable on these shares equals $260,422, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

         SERIES D CONVERTIBLE PREFERRED STOCK

         On February 14, 2001, V-ONE issued 3,675,000 shares of Series D stock (the "Series D Stock") with warrants to purchase 735,000 shares of Common Stock ("Series D Warrants"). The Series D Stock was sold in units, with each unit consisting of five shares of Series D Stock and a Series D Warrant to purchase one share of Common Stock. The Series D Warrants are immediately exercisable at a price of $2.29 per share and will remain exercisable until February 14, 2004.

         The Series D Stock bears cumulative compounding dividends at an annual rate of 10.0% for the first five years, 12.5% for the sixth year and 15.0% in and after the seventh year. The dividends may be paid in cash, or at the option of V-ONE, in shares of registered Common Stock. The Series D Stock is convertible at any time into shares of Common Stock at the initial conversion price of $1.91 and the initial conversion ratio of one share of Series D Stock for one share of Common Stock. Both the conversion price and conversion ratio are subject to equitable adjustment for stock spits, stock dividends, combinations, and similar transactions, and in the event V-ONE issues shares of Common Stock at a purchase price less than the then current conversion price. The Series D Stock will be automatically converted into Common Stock upon the closing of an underwritten public offering in excess of $20.0 million and at a price in excess of $3.00 per share.

         The Series D Stock ranks senior to the Common Stock and junior to the Series C Stock as to payment of dividends and priority on distribution of assets upon liquidation, dissolution, or winding up of V-ONE. Holders of the Series D Stock are entitled to a liquidation preference equal to the greater of (i) $1.91 plus any unpaid accrued preferred dividends, and (ii) the dollar value per share for the Series D Stock that a holder of such shares would have been entitled to receive had such shares been converted into Common Stock immediately prior to the liquidation, dissolution or winding up of V-ONE. There are no sinking fund provisions applicable to the Series D Stock.

         Except as to matters addressed in the next sentence, the holders of the Series D Stock have the right to vote that number of shares equal to the number of shares of Common Stock issuable upon the conversion of their Series D Stock and vote together with the holders of Common Stock as a single class. For so long as at least 51.0% of the number of shares of Series D Stock outstanding on February 14, 2001 remains outstanding, the affirmative vote or consent of the holders of at least 51.0% of the then outstanding number of shares of Series D Stock, voting separately as a class, is required for (i) the voluntary liquidation, dissolution or winding up of V-ONE, (ii) the issuance of any securities senior to or on parity with the Series D Stock, (iii) the declaration or payment of a cash dividend on all junior stocks, and
         (iv) certain amendments to V-ONE's certificate of incorporation and bylaws.

         V-ONE has the right to redeem the outstanding Series D Stock in whole at any time after February 14, 2004, and on or prior to February 14, 2004 (i) upon the closing of an underwritten public offering in excess of $20.0 million and at a price in excess of $3.00 per share, or (ii) if the average closing bid price of the Common Stock for any twenty trading days during any thirty trading days ending within five trading days prior to the date of notice of redemption is at least $5.75 per share, subject in either case to the right of any holder of Series D Stock to convert his, hers, or its Series D Stock into Common Stock. The redemption price will be paid in cash in full and be the greater of $1.91 per share or the fair market value of each share of Series D Stock plus all unpaid dividends.

         Beginning on February 14, 2007, and for each of the next three years thereafter, the holders of Series D Stock will have the cumulative right to require V-ONE to redeem annually up to one-fourth of the Series D Stock issued by V-ONE to each such holder. The redemption right can be settled through the issuance of Common Stock, at the option of V-ONE. The redemption price for each share of Series D Stock is $1.91 per share plus all unpaid dividends.

         V-ONE has granted registration rights to the purchasers of Series C and Series D Stock whereby V-ONE is obligated, in certain instances, to register the shares of Common Stock issuable upon conversion of the Series D Stock and exercise of the warrants attached to the Series C and Series D Stock.

         In 2001, the Company recorded a deemed dividend of approximately $2,932,000 in accordance with the accounting requirements for a beneficial conversion feature on the Series D Stock. The proceeds received in the Series D offering were first allocated between the convertible instrument and the Series D Warrant on a relative fair value basis. A calculation was then performed to determine the difference between the effective conversion price and the fair market value of the Common Stock at the commitment date.

         COMMON STOCK

         On January 14, 1999, a warrant to purchase 600,000 shares of Common Stock was exercised in full pursuant to its cashless exercise provision and the Company issued 223,529 shares of its Common Stock to the holder. In addition to the separate exercise of warrants for 633,576 shares of Common Stock for $2,757,658, a warrant to purchase a total of 50,000 shares of Common Stock was exercised at $2.125 per share. Proceeds from this exercise totaled $106,250. Additionally during 1999, various employees exercised options to purchase 848,629 shares of Common Stock. The Company received net proceeds from these exercises of $2,670,730.

         In March 2000, the Company issued 500,000 shares of Common Stock at a purchase price of $4.75 per share in exchange for $2,375,000.

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

         EMPLOYEE STOCK PURCHASE PLAN

         The Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan ("Plan") on February 26, 2001 and the Company's stockholders approved of the Plan at the Annual Meeting of Stockholders on May 10, 2001. The Plan became effective upon adoption by the Board, however, the first Offering Period (defined below) under the Plan began on the first trading day on or after July 1, 2001. Pursuant to the Plan, 2,500,000 shares of Common Stock were reserved for future issuance by the Company to employees through the grant of stock options to purchase Common Stock. Shares acquired under the Plan may be authorized and unissued shares or treasury shares.

         The purpose of the Plan is to provide employees of the Company with an opportunity to purchase Common Stock through accumulated payroll deductions. Under the Plan, a participating employee is granted an option to purchase Common Stock that is exercised automatically at a specified date set forth in the Plan. The purchase price for shares of Common Stock received upon exercise of the option is paid through the employee's accumulated payroll deductions. It is the Company's intention to have the Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended ("Code"). The Plan shall be construed so as to extend and limit participation in a manner consistent with Section 423 of the Code. The Plan is not subject to the provisions of the Employee Retirement Income Security Act of 1974 or Section 401(a) of the Code.

         During the year ended December 31, 2001, 29,399 shares were purchased by employees at various prices in accordance with the provisions of the Plan.

         WARRANTS

         In addition to the warrants for 210,914 shares of Common Stock issued in 1999 in connection with a debt transaction and the warrants attached to the Series C and Series D Stock discussed above, the Company issued the following warrants to purchase Common Stock during the years ended December 31, 1999, 2000, and 2001:

         On November 21, 1997, the Company issued a warrant to purchase 300,000 shares of Common Stock with an exercise price of $3.125 per share to the President and Chief Executive Officer. On November 27, 2000, upon the resignation of the former officer an agreement was reached whereby one half of these warrants were cancelled and the other half were extended to a new expiration date of November 27, 2005. Because the stock price on the new measurement date was less than the exercise price of the warrant, no compensation expense was recorded.

         On November 27, 2000 the Company granted fully vested warrants to purchase 100,000 shares of Common Stock to MindSquared, LLC, a related party, as part of a consulting agreement. The warrants have an exercise price of $1.188 and expire five years from the date of grant. The Company valued these warrants using the Black-Scholes model with the following assumptions: volatility of 123%, risk free interest rate of 6% and expected term of 5 years. The value of the warrants, $101,000, was recognized ratably over the four-month term of the consulting agreement.

         On January 9, 2001 the Company granted fully vested warrants to purchase an additional 30,000 shares of Common Stock to MindSquared, LLC, as part of the consulting agreement. The warrants have an exercise price of $0.625 and expire five years from the date of grant. The Company valued these warrants using the Black-Scholes model with the following assumptions: volatility of 123%, risk free interest rate of 6% and expected term of 5 years. The value of the warrants, $15,307, was recognized ratably over the four-month term of the consulting agreement.

         During the years ended December 31, 2001 and 2000, warrants to purchase shares of Common Stock that were attached to the Series C Stock were exercised for an equal number of shares of Common Stock. Of the original warrants issued in the Series C offering 429,040 remain at an exercise price of $1.91 per share.

         During 2001, in connection with the issuance of the Series D Convertible Preferred Stock, the Company granted fully vested warrants to purchase 735,000 shares of Common Stock. The Series D warrants are exercisable at a price of $2.29 and will remain exercisable until February 14, 2004. Pursuant to the terms of the warrants issued in connection with a debt transaction in 1999, a price adjustment was created by the issuance of the Series D Stock. The warrants to purchase 210,914 shares of Common Stock were reduced in price to $1.91, and additional warrants to purchase 57,411 shares of Common Stock were issued to increase the number of warrants for Transamerica to 268,325 at February 14, 2001.

         Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 2000 and 2001 were as follows:

                        2000               2001    Exercise Price
                        ----               ----    --------------

                           -             30,000        $0.63
                     100,000            100,000        $1.19
                           -            697,365        $1.91
                           -            735,000        $2.29
                     139,485                  -        $2.33
                     547,140                  -        $2.63
                      71,429                  -        $2.65
                      10,000             10,000        $2.69
                     150,000            150,000        $3.13
                      54,000             54,000        $4.73
                 ------------    ---------------
                   1,072,054          1,776,365
                 ============    ===============


         At December 31, 2001, warrants to purchase 1,776,365 shares of Common Stock were exercisable. The weighted average fair value of warrants granted during 2001 was estimated at $1.75. The fair value was determined using the Black-Scholes option-pricing model with the following assumptions: dividend yield 0%, volatility of 123%, risk free interest rate of 6%, and expected life of 3 or 5 years.

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

         At December 31, 2001, 2000 and 1999 there were 10,602 stock options outstanding under the 1995 Plan with a weighted average exercise price of $2.50. There was no activity under the 1995 Plan during the three year period ended December 31, 2001.

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

         Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock. As of December 31, 2001, 533,165 options are outstanding of which 114,898 are vested, and a total of 775,934 options are available for grant under the 1996 Plan.

         Option activity under the 1996 Plan for the two years ended December 31, 2001 was as follows:

                                                              Weighted Average
                                               Shares          Exercise Price
                                             ------------   --------------------
         Balance as of December 31, 1999          814,981          $3.268

         Exercised                                (21,000)         $2.714
         Cancelled                               (560,750)         $3.077
         Expired                                   (6,676)         $2.657
                                             ------------
         Balance as of December 31, 2000          226,555          $3.833

         Grants                                   455,400          $1.389
         Exercised                                 (1,750)         $2.625
         Cancelled                                (47,300)         $1.383
         Expired                                  (99,740)         $4.479
                                             ------------
         Balance as of December 31, 2001          533,165          $1.845
                                             ============

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

         Awards may be granted under the 1998 Plan with respect to a total of 5,000,000 shares of Common Stock. As of December 31, 2001, 3,310,690 options are outstanding, of which 1,437,372 are vested, and a total of 1,351,265 options are available for grant under the 1998 Plan.

         Option activity under the 1998 Plan for the two years ended December 31, 2001 was as follows:

                                                                                 Weighted Average
                                                           Shares                 Exercise Price
                                                        --------------           ----------------
          Balance as of December 31, 1999                    1,690,250                $2.400

          Granted                                            1,783,780                $2.224
          Exercised                                            (32,500)               $2.595
          Cancelled                                           (818,975)               $2.723
          Expired                                               (8,500)               $2.283
                                                        --------------
          Balance as of December 31, 2000                    2,614,055                $2.178

          Granted                                            1,287,000                $0.917
          Exercised                                            (29,480)               $1.568
          Cancelled                                           (313,685)               $2.131
          Expired                                             (247,200)               $2.377
                                                        --------------
          Balance as of December 31, 2001                    3,310,690                $1.683
                                                        ==============


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

                                                                 Year ended December 31,
                                                   ----------------------------------------------------
                                                        2001              2000               1999
                                                   ---------------    --------------    ---------------
           Loss attributable to holders of
           common stock:
                   As reported                         $9,910,546        $9,231,994         $9,952,189
                   Pro forma                          $11,812,003       $10,277,777        $10,895,072
           Basic and diluted loss per share
              attributable to holders of
              common stock
                  As reported                               $0.44             $0.44              $0.59
                  Pro forma                                 $0.52             $0.49              $0.64


         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1999, 2000 and 2001, respectively: dividend yield of 0% for all periods; expected volatility of 92%, 100% and 100%; risk-free interest rate of 5.3%, 5.5% and 4.7%; and expected term of 4.0 years for 1999 and 2000, and 2001. The weighted-average fair value of the options granted under all of the Company's plans during the years ended December 31, 1999, 2000 and 2001 was $1.60, $1.54 and $0.74,
         respectively. The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 1999, 2000 and 2001 was $2.68, $2.31 and $1.70, respectively. As of December 31, 2001, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 7.9 years and the number of options exercisable is 1,562,872.

         RESERVE FOR ISSUANCE

         At December 31, 2001, the Company has authorized the following shares of Common Stock for issuance upon conversion of the Series C Preferred Stock, Series D Preferred Stock, and upon exercise of options and warrants:


         Series D Preferred Stock                                  3,675,000
         Common Stock options outstanding                          3,854,457
         Common Stock options available for grant                  2,138,087
         Common Stock warrants                                     1,776,365
                                                               -----------------
         Total shares of authorized Common Stock reserved         11,443,909
                                                               =================

7.       COMMITMENTS AND CONTINGENCIES

         LEASES

         The Company is obligated under various operating and capital lease agreements, primarily for office space and equipment through 2003. Future minimum lease payments under these non-cancelable operating and capital leases as of December 31, 2001 are as follows:

                                                        Operating     Capital
                                                        ---------     -------

               2002                                      $576,590       $50,059
               2003                                       341,199             -
                                                        ---------     ---------

            Total minimum payments                       $917,789        50,059
                                                         ========
            Interest                                                     (2,255)
                                                                        --------

            Present value of capital lease obligations                   47,804
            Less:  current portion                                      (47,804)
                                                                      ----------

            Capital lease obligations non-current                   $          0
                                                                    ============

         Rent expense was $464,483, $583,582, and $919,550 for the years ended December 31, 2001, 2000 and 1999, respectively.

         At December 31, 2001, the Company expects to receive $142,716 in future minimum sublease rental income payments in 2002.


8.       EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

         The Company has a 401(k) plan for all employees over the age of 21. Contributions are made through voluntary employee salary reductions, up to 15% of their annual compensation, and discretionary matching by the Company. Employer contributions vest based on the participant's number of years of continuous service. A participant is fully vested after six years of continuous service. There were no employer contributions for the years ended December 31, 2001, 2000 or 1999.

9.       SUPPLEMENTAL CASH FLOW DISCLOSURE

         Selected cash payments and noncash activities were as follows:

                                                                          Year ended December 31,
                                                        -------------------------------------------------------------
                                                              2001                  2000                  1999
                                                        -----------------     ------------------    -----------------
         Cash paid for interest                              $   11,560               $ 21,982             $728,221
         Cash paid for dividends                             $      259               $     16                   -
         Noncash investing and financing
             activities:
         Dividends paid with stock                           $   46,064               $461,299                   -
         Deemed dividend on preferred stock                  $2,932,023                      -                   -
         Issuance of stock options to consultants            $   98,232               $ 95,422             $ 93,764
         Issuance of restricted stock                        $   52,000               $282,000                    -
         Collection and forgiveness of
             subscriptions  receivable                                -                      -             $ 46,236


10.      NET LOSS PER SHARE


         The following table sets forth the computation of basic and diluted net loss per share:


                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                     2001               2000              1999
                                                                 --------------------------------------------------
         Numerator:
         Loss before extraordinary item                        $   (6,237,278 )   $   (8,862,015 )  $   (9,307,892 )
         Less:  Dividend on preferred stock                          (741,245 )         (369,979 )        (272,245 )
         Deemed dividend on preferred stock                        (2,932,023 )                -                 -
                                                                 -------------      -------------     -------------
         Net loss before extraordinary item                        (9,910,546 )       (9,231,994 )      (9,580,137 )
         Extraordinary item-early extinguishment of debt                    -                  -          (372,052 )
                                                                 -------------      -------------     -------------
         Net loss attributable to holders of Common Stock      $   (9,910,546 )   $   (9,231,994 )  $   (9,952,189 )
                                                                 =============      =============     =============
         Denominator:
         Denominator for basic net loss per share-weighted
             average shares                                        22,576,188         20,871,076        16,938,205

         Effect of dilutive securities:
           Preferred Stock                                                  -                  -                 -
           Stock Options                                                    -                  -                 -
           Warrants                                                         -                  -                 -
                                                                 -------------      -------------     -------------
         Dilutive potential common shares                                   -                  -                 -
                                                                 -------------      -------------     -------------

         Denominator for diluted net loss per share-adjusted
             weighted average shares                               22,576,188         20,871,076        16,938,205
                                                                 =============      =============     =============

         Basis and diluted loss per share:
         Loss before extraordinary item                        $        (0.44 )   $        (0.44 )  $        (0.57 )
         Extraordinary item-early extinguishments of debt                   -                  -             (0.02 )
                                                                 -------------      -------------     -------------
         Net loss attributable to holders of Common Stock      $        (0.44 )   $        (0.44 )  $        (0.59 )
                                                                 =============      =============     =============

         The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                         Year ended December 31,
                           -----------------------------------------------------
                                  2001              2000            1999
                           ----------------------------------------------------

         Preferred stock:
              Series B                    -          1,287,554       1,287,554
              Series D            3,675,000                  -               -
         Stock options            3,854,457          2,851,212       2,515,833
         Warrants                 1,776,365          1,072,054       3,974,957


11.      SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

         The  following   table   presents  the  quarterly   results  for  V-ONE
         Corporation and its subsidiaries for the years ending December 31, 2000 and 2001:

                                    1ST QUARTER        2ND QUARTER        3RD QUARTER        4TH QUARTER
                                    -----------        -----------        -----------        -----------
                                    (restated)
        2001
        Revenue                 $        790,181    $       922,366    $     1,099,998    $     2,177,617
        Gross profit                     485,282            650,838            676,047          1,844,120
        Net loss                $       (993,215)   $    (2,321,670)   $    (2,148,562)   $      (773,831)
                                        =========        ===========        ===========          ========

        Net loss per share,     $          (0.18)   $         (0.11)   $         (0.10)   $         (0.04)
        basic and diluted                  ======             ======             ======             =====


        2000
        Revenue                 $      1,383,921    $     1,075,846    $       645,485    $     1,448,378
        Gross profit                   1,300,926            924,388            500,866          1,263,591
        Net loss                      (1,482,222)        (2,511,701)        (2,701,358)        (2,166,734)
                                      ==========         ==========         ==========         ==========

        Net loss per share, basic
        and diluted             $          (0.09)   $         (0.12)   $         (0.12)   $         (0.10)
                                           ======             ======             ======             =====


         The Company restated the results of the first quarter of 2001 to account for the allocation of the fair market value to the detachable warrants issued in connection with the Series D Preferred Stock. The result of the restatement was to record an additional deemed dividend of $1,107,335 for the beneficial conversion feature related to the issuance of the warrants.

                                V-ONE CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 1999, 2000 and 2001


                                                          Additions
                                          Balance at      Charged to                         Balance at End
                                         Beginning of     Costs and                            of Period
             Description                    Period         Expenses         Deductions

  ALLOWANCE FOR
  DOUBTFUL ACCOUNTS
     December 31, 1999                   $    524,638       (220,912)          169,482          $    134,244
     December 31, 2000                   $    134,244         68,490            97,070          $    105,664
     December 31, 2001                   $    105,664            ---            33,629          $     72,035

  DEFERRED TAX ASSET
  VALUATION ALLOWANCE
     December 31, 1999                   $  9,448,764       5,410,464              ---          $ 14,859,228
     December 31, 2000                   $ 14,859,228       1,620,108              ---          $ 16,479,336
     December 31, 2001                   $ 16,479,336       2,397,885              ---          $ 18,877,221

  ALLOWANCE FOR
  NON-SALABLE INVENTORY
     December 31, 1999                   $    313,356             ---          225,662           $    87,694
     December 31, 2000                   $     87,694          32,699           41,737           $    78,656
     December 31, 2001                   $     78,656         120,000          169,063           $    29,593


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


              None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

              The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 2002.

ITEM 11.      EXECUTIVE COMPENSATION

              The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 2002.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information required by this Item concerning security ownership of certain beneficial owners and management is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 2002.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 16, 2002.



                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON
           FORM 8-K

(a)(1), (a)(2) and (d)  Financial Statements and Financial Statement Schedule.

See Index to Financial Statements on page 26. All required financial statements and financial statement schedules of the Company are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(3)  Exhibits

NUMBER            DESCRIPTION
------            -----------
3.1               Amended and Restated Certificate of Incorporation as of July 2, 1996 (1)
3.2               Amended and Restated Bylaws dated as of February 2, 1998 (4)
3.3               Certificate  of Amendment to  Certificate  of  Designation,  Preferences,  and Rights of Series A
                  Convertible Preferred Stock dated September 9, 1996 (1)
3.4               Certificate of Elimination of  Certificate  of  Designation,  Preferences  and Rights of Series A
                  Convertible Preferred Stock (2)
3.5               Certificate of Designations of Series A Convertible Preferred Stock (2)
3.6               Certificate of Elimination of  Certificate  of  Designation,  Preferences  and Rights of Series A
                  Convertible Preferred Stock, dated March 4, 1999(9)
3.7               Certificate of Designations of Series B Convertible Preferred Stock, dated June 11, 1999 (10)
3.8               Certificate of Designations of Series C Preferred Stock, dated September 9, 1999 (11)
3.9               Certificate of Designations of Series D Convertible Preferred Stock, dated February 14, 2001(14)
9.1               Voting Trust Agreement between Hai Hua Cheng and James F. Chen, Trustee (1)
9.2               Voting Trust Agreement between Robert Zupnik and James F. Chen, Trustee (1)
9.3               Voting Trust Agreement between Dennis Winson and James F. Chen, Trustee (1)
10.1              Employment  Agreement between V-ONE Corporation and James F. Chen dated as of June 12, 1996 (1)
10.2              V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3              V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4              V-ONE 1996 Incentive Stock Plan (1)
10.5              Software License Agreement between Trusted Information  Systems,  Inc. ("TIS") and V-ONE executed
                  October 6, 1994 (1)
10.6              First Amendment to the Software License Agreement between TIS and V-ONE (1)
10.7              Second Amendment to the Software License Agreement between TIS and V-ONE (1)
10.8              Third Amendment to the Software License Agreement between TIS and V-ONE (1)
10.9              Fourth Amendment to the Software License Agreement between TIS and V-ONE (1)
10.10             OEM Master License  Agreement  between RSA Data Security,  Inc.  ("RSA") and V-ONE dated December
                  30, 1994 and  Amendment  Number One to the OEM Master  License Agreement between RSA and V-ONE (1)
10.11             Amendment Number Two to the OEM Master License Agreement between RSA and V-ONE and Conversion
                  Agreement dated May 23, 1996 (1)
10.12             Promissory  Note for Hai Hua Cheng with Allonge and Amendment  dated June 12, 1996 (1)
10.13             Form of Exchange and Purchase  Agreement dated April 1996 (1)
10.14             Registration  Rights Agreement Between V-ONE and JMI Equity Fund II, L.P. ("JMI") (1)
10.15             8% Senior  Subordinated Note due June 18, 2000 Issued by V-ONE to JMI (1)
10.16             Warrant to Purchase  100,000  shares of Common Stock Issued by V-ONE to JMI (1)
10.17             Warrant to Purchase 400,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.18             Employment  Agreement  between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19             Subscription   Agreement dated as of  December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)
10.20             Registration  Rights Agreement dated as of December 3, 1997 between V-ONE and Advantage Fund II Ltd. (2)



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



10.55             Patent and Trademark  Security  Agreement dated February 24, 1999 between V-ONE and  Transamerica
                  (8)
10.56             Security  Agreement  in  Copyrighted  Works  dated as of  February  24,  1999  between  V-ONE and
                  Transamerica (8)
10.57             Amendment  to  Employment  Agreement  dated as of August 1, 1998 by and  between  the Company and
                  Jieh-Shan Wang (9)
10.58             Amendment  to  Employment  Agreement  dated as of January 1, 1999 by and  between the Company and
                  James F. Chen (9)
10.59             Subscription Agreement for Series B Convertible Preferred Stock, dated June 11, 1999 (10)
10.60             Registration Rights Agreement, dated June 11, 1999 (10)
10.61             Non-Negotiable Promissory Note, dated June 11, 1999 (10)
10.62             Form of Series C Preferred Stock Purchase Agreement (11)
10.63             Employment Agreement dated July 1, 1999 by and between the Company and Margaret E. Grayson (12)
10.64             Employment Agreement dated July 1, 1999 by and between the Company and David D. Dawson (13)
10.65             Series D  Convertible  Preferred  Stock  and  Non-Detachable  Warrant  Purchase  Agreement  dated
                  February 14, 2001 (14)
10.66             Form of Warrant Granted to Holders of Series D Convertible  Preferred  Stock,  dated February 14,
                  2001 (14)
10.67             2001 Employee Stock Purchase Plan (14)
10.68             Form of  Subscription  Agreement  between the Company and Employees under the 2001 Employee Stock
                  Purchase Plan (14)
10.69             Agreement for Purchase and Sale of Stock between the Company and NFR Security,  Inc., dated March
                  13, 2001 (14)
23.1              Consent of Ernst & Young LLP

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

(13) The information required by this exhibit is incorporated herein by reference to V-ONE's Form 10-K for the twelve months ended December 31, 1999.

(14) The information required by this exhibit is incorporated by reference to V-ONE's Form 10-K for the twelve months ended December 31, 2000.

(b)       Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      V-ONE Corporation

  Date: March 28, 2002
                                      By:  /s/ Margaret E. Grayson
                                           ------------------------------
                                           Margaret E. Grayson
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

             SIGNATURE                            TITLE                                 DATE


                                        President, Chief Executive            March 28, 2002
/s/ Margaret E. Grayson                    Officer and Director
-------------------------------------
Margaret E. Grayson


                                         Chief Financial Officer,             March 28, 2002
/s/ John F. Nesline                      Treasurer and Controller
-------------------------------------
John F. Nesline


/s/ Molly G. Bayley                              Director                     March 28, 2002
-------------------------------------
Molly G. Bayley


/s/ Heidi B. Heiden                              Director                     March 28, 2002
-------------------------------------
Heidi B. Heiden


/s/ James T. McManus                             Director                     March 28, 2002
-------------------------------------
James T. McManus


/s/ Michael J. Mufson                            Director                     March 28, 2002
-------------------------------------
Michael J. Mufson


/s/ Michael D. O'Dell                            Director                     March 28, 2002
-------------------------------------
Michael D. O'Dell


/s/ William E. Odom                              Director                     March 28, 2002
-------------------------------------
William E. Odom