Form 10QSB
period 2002-03-31
V ONE CORP/ DE
filed 2002-05-13
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                    -----------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE                                          52-1953278
   --------------------------------                       ------------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  CLASS                              OUTSTANDING AT MAY 8, 2002
                  -----                              --------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                   24,263,082

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION                                            3

Item 1.    Financial Statements                                             3

           Condensed Balance Sheets as of March 31, 2002                    3
           (unaudited) and December 31, 2001

           Condensed Statements of Operations for the three months          4
           ended March 31, 2002 (unaudited) and March 31, 2001
           (unaudited)

           Condensed Statements of Cash Flows for the three months          5
           ended March 31, 2002 (unaudited) and March 31, 2001
           (unaudited)

           Notes to the Condensed Financial Statements (unaudited)          6

Item 2.    Management's Discussion and Analysis of Financial                8
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                   11
           Market Risk

PART II.   OTHER INFORMATION                                                11

Item 1.    Legal Proceedings                                                11

Item 2.    Changes in Securities and Use of Proceeds                        11

Item 3.    Defaults Upon Senior Securities                                  11

Item 4.    Submission of Matters to a Vote of Security Holders              11

Item 5.    Other Information                                                11

Item 6.    Exhibits and Reports on Form 8-K                                 11

SIGNATURES                                                                  12

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                                                   V-ONE CORPORATION
                                                CONDENSED BALANCE SHEETS

                                                                             March 31, 2002            December 31,
                                                                              (Unaudited)             2001 (Note 2)
                                                                          ------------------      --------------------
                                 ASSETS
Current assets:
  Cash and cash equivalents                                                        $  957,273               $ 2,608,690
  Accounts receivable, net                                                            682,805                   859,658
  Finished goods inventory, net                                                        45,733                    57,354
  Prepaid expenses and other current assets                                           306,673                   407,913
                                                                           ------------------      --------------------
        Total current assets                                                        1,992,484                 3,933,615

Property and equipment, net                                                           608,761                   748,513
Other assets                                                                           50,196                    50,196
                                                                           ------------------      --------------------
        Total assets                                                             $  2,651,441               $ 4,732,324
                                                                           ==================      ====================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                           $   926,124                 $ 769,319
  Deferred revenue                                                                    747,977                   952,044
  Capital lease obligations - current                                                  28,664                    47,804
                                                                           ------------------      --------------------
        Total current liabilities                                                   1,702,765                 1,769,167
Deferred rent                                                                          70,287                    80,790
                                                                           ------------------      --------------------
        Total liabilities                                                           1,773,052                 1,849,957

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value, 13,333,333 shares
  authorized; Series C redeemable preferred stock,
    500,000 designated; 42,904 shares issued and
    outstanding (liquidation preference of $1,126,388)                                     43                        43
  Series D redeemable preferred stock, 3,675,000 shares
    designated,  3,021,000 and 3,675,000 issued and
    outstanding, respectively (liquidation preference of
    $5,770,110 and $7,019,250, respectively)                                            3,021                     3,675
Common stock, $0.001 par value; 50,000,000 shares authorized;
    24,263,082 and 23,594,904 shares issued and outstanding, respectively              24,263                    23,595
Accrued dividends payable                                                           1,056,121                   875,808
Additional paid-in capital                                                         60,776,018                60,766,392
Accumulated deficit                                                               (60,981,077)              (58,787,146)
                                                                           ------------------      --------------------
        Total shareholders' equity                                                    878,389                 2,882,367
                                                                           ------------------      --------------------
        Total liabilities and shareholders' equity                               $  2,651,441               $ 4,732,324
                                                                           ==================      ====================

                    The  accompanying  notes are an  integral  part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                          Three months            Three months
                                                                             ended                    ended
                                                                         March 31, 2002          March 31, 2001
                                                                           (unaudited)             (unaudited )
                                                                        -----------------      --------------------
Revenue:
  Products                                                                     $  443,952                $  524,255
  Consulting and services                                                         408,267                   265,926
                                                                        -----------------      --------------------
      Total revenue                                                               852,219                   790,181

Cost of revenue:
  Products                                                                         49,313                   198,118
  Consulting and services                                                         116,420                   106,781
                                                                        -----------------      --------------------
      Total cost of revenues                                                      165,733                   304,899
                                                                        -----------------      --------------------

Gross profit                                                                      686,486                   485,282

Operating expenses:
  Research and development                                                        968,255                 1,000,656
  Sales and marketing                                                           1,003,974                 1,138,507
  General and administrative                                                      737,485                   696,188
                                                                        -----------------      --------------------
      Total operating expenses                                                  2,709,714                 2,835,351

Operating loss                                                                 (2,023,228)               (2,350,069)

Other (expense) income:
  Interest expense                                                                 (1,396)                   (3,787)
  Interest income                                                                  11,006                    52,033
  Other (expense) income                                                                -                 1,308,608
                                                                        -----------------      --------------------
      Total other (expense) income                                                  9,610                 1,356,854
                                                                        -----------------      --------------------

Net loss                                                                       (2,013,618)                 (993,215)

Dividends on preferred stock                                                      180,313                   127,543
Deemed dividends on preferred stock                                                     -                 2,932,023
                                                                        -----------------      --------------------

Loss attributable to holders of
   common stock                                                              $ (2,193,931)             $ (4,052,781)
                                                                        =================      ====================

Basic and diluted loss per share
   attributable to holders of
   common stock                                                              $      (0.09)             $      (0.18)
                                                                        =================      ====================

Weighted average number of
   common shares outstanding                                                   24,038,801                22,160,445
                                                                        =================      ====================

                    The accompanying notes are an integral part of these financial statements.

                                                 V-ONE CORPORATION
                                         CONDENSED STATEMENTS OF CASH FLOWS


                                                                             Three months            Three months
                                                                                ended                   ended
                                                                            March 31, 2002          March 31, 2001
                                                                             (unaudited)             (unaudited)
                                                                         -------------------    ---------------------
Cash flows from operating activities:
Net loss                                                                       $(2,013,618)               $(993,215)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                                      146,667                  136,194
Stock compensation                                                                       -                  144,943
Gain on sale of investment                                                               -               (1,375,000)
Changes in assets and liabilities:
  Accounts receivable, net                                                         176,853                 (114,770)
  Inventory, net                                                                    11,621                   23,534
  Prepaid expenses and other assets                                                101,240                   (5,164)
  Accounts payable and accrued expenses                                            156,805                   10,052
  Deferred revenue                                                                (204,067)                 361,827
  Deferred rent                                                                    (10,503)                 (11,122)
                                                                       -------------------    ---------------------
      Net cash used in operating activities                                     (1,635,002)              (1,822,721)

Cash flows from investing activities:
  Net purchases of property and equipment                                           (6,915)                (231,039)
  Proceeds from sale of investment                                                       -                1,625,000
                                                                       -------------------    ---------------------
      Net cash provided by (used in) investing activities                           (6,915)               1,393,961

Cash flows from financing activities:
  Exercise of options and warrants                                                   9,640                   29,892
  Issuance of preferred stock                                                            -                7,019,250
  Redemption of preferred stock                                                          -                  (84,442)
  Payments of stock issuance costs                                                       -                 (620,977)
  Payment of preferred stock dividends                                                   -                     (264)
  Principal payments on capitalized lease obligations                              (19,140)                 (18,170)
                                                                       -------------------    ---------------------
      Net cash provided by (used in) financing activities                           (9,500)               6,325,289
                                                                       -------------------    ---------------------

Net increase (decrease) in cash and cash equivalents                            (1,651,417)               5,896,529

Cash and cash equivalents at beginning of period                                 2,608,690                2,949,398
                                                                       -------------------    ---------------------

Cash and cash equivalents at end of period                                       $ 957,273              $ 8,845,927
                                                                       ===================    =====================

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

2.       Basis of Presentation

The condensed financial statements for the three months ended March 31, 2002 and March 31, 2001 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2001 is as presented in the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, therefore, these financial statements should be read in conjunction with the audited financial statements as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K ("Form 10-K").

The preparation of financial statements to be in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact future results of operations and cash flows.

The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported results of operations.

3.       Common and Preferred Stock

On May 21, 2001 the Company filed a Registration Statement on Form S-8 to register 2,500,000 shares of the Company's common stock as part of the creation of an Employee Stock Purchase Plan ("Plan"). The Plan was approved by a majority of the shareholders and was adopted at the Annual Meeting of Shareholders held on May 10, 2001. The shares registered under the Form S-8 Registration Statement are reserved for future issuance by the Company as part of the Plan. During the year ended December 31, 2001, 29,399 shares were purchased by employees at various prices in accordance with the provisions of the Plan. On March 31, 2002, the Company sold 14,178 shares of common stock at a price of $0.68 per share as part of its Employee Stock Purchase Plan.

In the three months ending March 31, 2002, one investor converted 654,000 shares of the Series D Convertible Preferred Stock to an equal number of shares of common stock.

4.       Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively, and a further net loss of $2,013,618 for the three months ended March 31, 2002. In addition, the Company expects to continue to incur losses during 2002. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

The Company has engaged Adams, Harkness & Hill, Inc. to explore alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

To preserve cash resources, the Company reduced operating levels on April 1, 2002, including reductions in direct sales and marketing costs, general and administrative expenses, capital expenditures and staff approximating 25% of its employees. For the immediate future, V-ONE intends to use its OEM, Service Provider and Systems Integrator partners' strong brand recognition and marketing resources to increase the market's awareness of V-ONE's security products. The reductions are designed to allow the Company to lower its sales and marketing costs, preserving resources for continuing product development. Even at reduced operating levels, however, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

5.       Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                 -------------------------------
                                                   Three months ended March 31,
                                                 -------------------------------
                                                        2002            2001
                                                 ---------------- --------------
Noncash investing and financing activities:
      Redemption of preferred stock                 $       -        $  225,571
      Payment of preferred stock dividends          $       -        $   46,088

6.       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                          Three Months ended March 31,
                                                       ---------------------------------
                                                            2002             2001
                                                       --------------- ----------------
Numerator:
Net loss                                                 $(2,013,618)        $(993,215)
Less:  Dividends on preferred stock                         (180,313)         (127,543)
          Deemed dividends on preferred stock                      -        (2,932,023)
                                                        ------------      ------------
Net loss attributable to holders of common stock         $(2,193,991)      $(4,052,781)
                                                        ============      ============

Denominator:
Denominator for basic and diluted net loss per share
- weighted average shares                                 24,038,801        22,160,445
                                                        ============      ============

Basic and diluted loss per share -
Net loss attributable to holders of common stock           $   (0.09)         $  (0.18)
                                                        ============      ============

Due to their anti-dilutive effect, outstanding shares of preferred stock, stock options and warrants to purchase shares of common stock were excluded from the computation of diluted earnings per share for all periods presented.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased from approximately $790,000 for the three months ended March 31, 2001 to approximately $852,000 for the three months ended March 31, 2002. This increase of approximately $62,000 or 8% is due primarily to a $142,000 increase in consulting and services revenue while product revenue for the three months ended March 31, 2002 was down approximately $80,000, or 15% compared to the first quarter of 2001. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $524,000 for the three months ended March 31, 2001 to approximately $444,000 for the three months ended March 31, 2002. The decrease was due to weaker orders for software products. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased from approximately $266,000 for the three months ended March 31, 2001 to approximately $408,000 for the three months ended March 31, 2002. This was due principally to a higher number of new and renewing maintenance contracts provided to customers in the first quarter of fiscal 2002.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 39% for the three months ended March 31, 2001 to approximately 19% for the three months ended March 31, 2002. The percentage decrease was primarily due to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $198,000 for the three months ended March 31, 2001 to approximately $49,000 for the three months ended March 31, 2002. The decrease in cost of product revenues for the three months ended March 31, 2002 was primarily attributable to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year. Cost of product revenue as a percentage of product revenue was approximately 38% for the three months ended March 31, 2001 and approximately 11% for the three months ended March 31, 2002. The percentage decrease was primarily attributable to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenue increased from approximately $107,000 for the three months ended March 31, 2001 to approximately $116,000 for the three months ended March 31, 2002. Cost of consulting and services revenue as a percentage of consulting and services revenue was approximately 40% for the three months ended March 31, 2001 and approximately 28% for the three months ended March 31, 2002. The increase in actual expenditures was due mainly to the hiring of additional training staff while the percentage decrease is due to higher revenue in the first quarter of fiscal 2002.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased slightly from approximately $1,001,000 for the three months ended March 31, 2001 to approximately $968,000 for the three months ended March 31, 2002. The dollar decrease of approximately $32,000 was primarily due to lower consulting expense of $97,000 offset in part by higher wage related expenses of $73,000. Research and development expense as a percentage of total revenue was approximately 127% for the three months ended March 31, 2001 and approximately 114% for the three months ended March 31, 2002.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,139,000 for the three months ended March 31, 2001 to approximately $1,004,000 for the three months ended March 31, 2002. The dollar decrease for the three months ended March 31, 2002 of $135,000 relates to lower consulting costs of $127,000. Sales and marketing expenses as a percentage of total revenues were approximately 144% for the three months ended March 31, 2001 and approximately 118% for the three months ended March 31, 2002. The percentage decrease is due to lower expense for fiscal 2002 when compared to similar periods for fiscal 2001 as well as higher revenue.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses increased slightly from approximately $696,000 for the three months ended March 31, 2001 to approximately $737,000 for the three months ended March 31, 2002. The increase in expense of approximately $41,000 was due principally to higher cost of D&O insurance of $53,000. General and administrative expenses as a percentage of total revenues were approximately 88% for the three months ended March 31, 2001 and 87% for the three months ended March 31, 2002.

Other (Expense) Income -- Other (expense) income represents the income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income decreased from approximately $1,357,000 for the three months ended March 31, 2001 to zero for the three months ended March 31, 2002. Fiscal 2001 income includes the gain of $1,334,000 on the sale to NFR of a 6.8% minority interest in its common stock. The proceeds from the sale totaled $1,625,000, the cost basis for the investment was $250,000 and the fees associated with the sale were approximately $41,000.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $52,000 for the three months ended March 31, 2001 to approximately $11,000 for the three months ended March 31, 2002. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $4,000 for the three months ended March 31, 2001 to approximately $1,000 for the three months ended March 31, 2002 due to a decrease in the capital equipment lease balance.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 2001 and 2002.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $3,060,000 during the three months ended March 31, 2001 and approximately $180,000 for the three months ended March 31, 2002. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock. In 2001, the Company recorded a deemed dividend of approximately $2,932,000 in accordance with the accounting requirements for a beneficial conversion feature on the Series D Preferred Stock. The proceeds received in the Series D offering were first allocated between the convertible instrument and the Series D warrant on a relative fair value basis. A calculation was then performed to determine the difference between the effective conversion price and the fair market value of the common stock at the commitment date. The difference between the fair market value of the common stock on the commitment date and the effective conversion price was recorded as a deemed dividend.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $1,823,000 for the three months ended March 31, 2001 and approximately $1,635,000 for the three months ended March 31, 2002. Cash used in operating activities resulted principally from net operating losses in both periods, offset in part by increases in deferred revenue in 2001 of approximately $362,000.

The Company's investing activities provided cash of approximately $1,394,000 in the three months ended March 31, 2001 and used cash of approximately $7,000 in the three months ended March 31, 2002. Net capital expenditures for property and equipment were approximately $231,000 and $7,000 during the three months ended March 31, 2001 and 2002, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. Proceeds from the sale of the Company's minority interest in the common stock of NFR Security, Inc. were approximately $1,625,000 in the three months ended March 31, 2001.

The Company's financing activities provided cash of approximately $6,325,000 during the three months ended March 31, 2001 and used cash of approximately $9,000 for the three months ended March 31, 2002. In fiscal 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering are being used for general working capital purposes.

The Company had net tangible assets of $2,882,000 and $878,000 at December 31, 2001 and March 31, 2002, respectively. As of March 31, 2002, the Company had an accumulated deficit of approximately $60,981,000.

The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively and a further net loss of approximately $2,013,618 for the three months ended March 31, 2002. In addition, the Company expects to continue to incur losses during 2002 and its financial statements have been prepared assuming the Company will continue as a going concern. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

The Company has engaged Adams, Harkness & Hill, Inc. to explore alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

To preserve cash resources, the Company reduced operating levels on April 1, 2002, including reductions in direct sales and marketing costs, general and administrative expenses, capital expenditures and staff approximating 25% of its employees. For the immediate future, V-ONE intends to use its OEM, Service Provider and Systems Integrator partners' strong brand recognition and marketing resources to increase the market's awareness of V-ONE's security products. The reductions are designed to allow the Company to lower its sales and marketing costs, preserving resources for continuing product development. Even at reduced operating levels, however, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 2002:

EXHIBIT                           DESCRIPTION

None.

(b)      Reports on Form 8-K

None.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            V-ONE CORPORATION
                            Registrant


Date:  May 13, 2002         By:    /s/ Margaret E. Grayson
                                 ----------------------------------------------
                            Name:  Margaret E. Grayson
                            Title: President, Chief Executive Officer and
                                   Principal Financial Officer