Form 10-Q
period 2002-06-30
V ONE CORP/ DE
filed 2002-08-14
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13(d) OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    52-1953278
             ----------                                 --------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                  CLASS                            OUTSTANDING AT AUGUST 6, 2002
                  -----                            -----------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                   24,271,348

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX


                                                                                Page No.
                                                                                --------
PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements                                                3

               Condensed Balance Sheets as of June 30, 2002                        3
               (unaudited) and December 31, 2001

               Condensed Statements of Operations for the Three and                4
               Six Months Ended June 30, 2002 (unaudited) and June 30,
               2001 (unaudited)

               Condensed Statements of Cash Flows for the Six Months               5
               Ended June 30, 2002 (unaudited) and June 30, 2001
               (unaudited)

               Notes to the Condensed Financial Statements (unaudited)             6

Item 2.        Management's Discussion and Analysis of Financial                   8
               Condition and Results of Operations

Item 3.        Quantitative and Qualitative Disclosures About                      11
               Market Risk

PART II.       OTHER INFORMATION                                                   11

Item 1.        Legal Proceedings                                                   11

Item 2.        Changes in Securities and Use of Proceeds                           11

Item 3.        Defaults Upon Senior Securities                                     11

Item 4.        Submission of Matters to a Vote of Security Holders                 11

Item 5.        Other Information                                                   11

Item 6.        Exhibits and Reports on Form 8-K                                    12

SIGNATURES AND CERTIFICATION                                                       13

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                    V-ONE CORPORATION
                                                CONDENSED BALANCE SHEETS


                                                                             June 30, 2002        December 31, 2001
                                      ASSETS                                  (Unaudited)
                                                                          -------------------   ---------------------
Current assets:
  Cash and cash equivalents                                                        $ 129,798             $ 2,608,690
  Accounts receivable, net                                                           677,765                 859,658
  Finished goods inventory, net                                                       60,365                  57,354
  Prepaid expenses and other current assets                                          313,967                 407,913
                                                                          -------------------   ---------------------
    Total current assets                                                           1,181,895               3,933,615

  Property and equipment, net                                                        476,296                 748,513
  Other assets                                                                        50,196                  50,196
                                                                          -------------------   ---------------------
    Total assets                                                                 $ 1,708,387             $ 4,732,324
                                                                          ===================   =====================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                          $ 1,240,687               $ 769,319
  Deferred revenue                                                                   863,658                 952,044
  Capital lease obligations - current                                                  8,882                  47,804
                                                                          -------------------   ---------------------
    Total current liabilities                                                      2,113,227               1,769,167
Deferred rent                                                                         59,783                  80,790
Capital lease obligations - noncurrent                                                     -                       -
                                                                          -------------------   ---------------------
    Total liabilities                                                              2,173,010               1,849,957

Commitments and contingencies

Shareholder' equity:
Preferred stock, $.001 par value,13,333,333 shares authorized:
  Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of $1,126,388 )                                               43                      43
  Series D convertible preferred stock 3,675,000 shares designated,
     3,021,000 and 3,675,000 issued and outstanding, respectively                      3,021                   3,675
    (liquidation preference of $5,770,110 and $7,019,500 respectively)
Common stock, $0.001 par value; 50,000,000 shares authorized;
 24,271,348 and 23,594,904 shares issued and outstanding, respectively                24,271                  23,595
Accrued dividends payable                                                          1,228,058                 875,808
Additional paid-in capital                                                        60,863,458              60,766,392
Accumulated deficit                                                              (62,583,474)            (58,787,146)
                                                                          -------------------  ----------------------
   Total shareholders' equity                                                       (464,623)              2,882,367
                                                                          -------------------  ----------------------
   Total liabilities and shareholders' equity                                    $ 1,708,387             $ 4,732,324
                                                                          ===================  ======================
                       The accompanying notes are an integral part of these financial statements.

                                                    V-ONE CORPORATION
                                           CONDENSED STATEMENTS OF OPERATIONS

                                                     Three months       Three months       Six months        Six months
                                                        ended             ended              ended             ended
                                                    June 30, 2002     June 30, 2001      June 30, 2002     June 30, 2001
                                                      (unaudited)       (unaudited)       (unaudited)       (unaudited)
                                                   ----------------  ----------------   ----------------   --------------
Revenue:
  Products                                               $ 520,633         $ 570,745           $ 964,585     $ 1,095,000
  Consulting and services                                  366,366           351,621             774,633         617,547
                                                   ----------------  ----------------   -----------------  --------------
    Total revenue                                          886,999           922,366           1,739,218       1,712,547

Cost of revenue:
  Products                                                  41,597           134,228              90,910         332,346
  Consulting and services                                   85,349           137,300             201,769         244,081
                                                   ----------------  ----------------   -----------------  --------------
    Total cost of revenue                                  126,946           271,528             292,679         576,427
                                                   ----------------  ----------------   -----------------  --------------

Gross profit                                               760,053           650,838           1,446,539       1,136,120

Operating expenses:
  Research and development                                 788,142         1,051,433           1,756,397       2,052,089
  Sales and marketing                                      760,998         1,397,989           1,764,973       2,536,496
  General and administrative                               640,751           621,497           1,378,236       1,317,685
                                                   ----------------  ----------------   -----------------  --------------
   Total operating expenses                              2,162,391         3,070,919           4,872,106       5,906,270
                                                   ----------------  ----------------   -----------------  --------------

Operating loss                                          (1,429,838)       (2,420,081)         (3,453,067)     (4,770,150)

Other (expense) income:
  Interest expense                                            (949)           (3,179)             (2,344)         (6,966)
  Interest income                                            3,238           100,867              14,243         152,900
  Other (expense) income                                    (2,910)              723              (2,910)      1,309,331
                                                   ----------------  ----------------   -----------------  --------------
    Total other (expense) income                              (621)           98,411               8,989       1,455,265
                                                   ----------------  ----------------   -----------------  --------------

Net loss                                                (1,430,459)       (2,321,670)         (3,444,078)     (3,314,885)

Dividend on preferred stock                                171,936           203,080             352,250         330,623
Deemed dividend                                                 --                --                  --       2,932,023
                                                   ----------------  ----------------   -----------------  --------------

Loss attributable to holders of common stock          $ (1,602,395)     $ (2,524,750)       $ (3,796,328)   $ (6,577,531)
                                                   ================  ================   =================  ==============

Basic and diluted loss per share attributable
  to holders of common stock                               $ (0.07)          $ (0.11)            $ (0.16)        $ (0.30)
                                                   ================  ================   =================  ==============

Weighted average number of common
  shares outstanding                                    24,271,348        22,271,441          24,151,698      22,214,170
                                                   ================  ================   =================  ==============

                       The accompanying notes are an integral part of these financial statements.

                                        V-ONE CORPORATION
                                CONDENSED STATEMENTS OF CASH FLOWS


                                                               Six months            Six months
                                                                 ended                  ended
                                                             June 30, 2002          June 30, 2001
                                                               (unaudited)           (unaudited)
                                                            ------------------    ----------------
Cash flows from operating activities:
Net loss                                                     $   (3,444,078)      $  (3,314,885)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                       275,862             283,356
Stock compensation                                                   83,372             146,734
Gain on sale of investment                                                -          (1,375,000)
Changes in assets and liabilities:
  Accounts receivable, net                                          181,893            (127,029)
  Inventory, net                                                     (3,011)             55,605
  Prepaid expenses and other assets                                 199,406              55,096
  Accounts payable and accrued  expenses                            471,368            (408,753)
  Deferred revenue                                                  (88,386)            806,936
  Deferred rent                                                     (21,007)            (19,511)
                                                            ----------------    ----------------
   Net cash used in operating activities                         (2,344,581)         (3,897,451)

Cash flows from investing activities:
  Net purchases of property and equipment                            (3,645)           (315,323)
  Proceeds from sale of investment                                        -           1,625,000
                                                            ----------------    ----------------
    Net cash provided by (used in) investing activities              (3,645)          1,309,677

Cash flows from financing activities:
  Exercise of options and warrants                                   13,716              48,642
  Issuance of preferred stock                                             -           7,019,250
  Payment of debt financing costs                                  (105,460)                  -
  Redemption of preferred stock                                           -             (84,449)
  Payments of stock issuance costs                                        -            (632,918)
  Payment of preferred stock dividends                                    -                (258)
  Principal payments on capitalized lease obligations               (38,922)            (35,506)
                                                            ----------------    ----------------
Net cash provided by financing activities                          (130,666)          6,314,761
                                                            ----------------    ----------------

Net increase in cash and cash equivalents                        (2,478,892)          3,726,987

Cash and cash equivalents at beginning of period                  2,608,690           2,949,398
                                                            ----------------    ----------------

Cash and cash equivalents at end of period                   $      129,798       $   6,676,385
                                                            ================    ================

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

2.       Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2002 and June 30, 2001 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and 2001 and for the three years in the period ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported results of operations.

3.       Common and Preferred Stock

On March 31, 2002, the Company sold 14,178 shares of common stock at a price of $0.68 per share as part of its Employee Stock Purchase Plan. On June 28, 2002, the company sold 8,266 shares of common stock at a price of $.493 per share as part of its Employee Stock Purchase Plan.

In the six months ending June 30, 2002, one investor converted 654,000 shares of Series D Convertible Preferred Stock to an equal number of shares of common stock.

4.       Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively, and a further net loss of $3,444,078 for the six months ended June 30, 2002. In addition, the Company expects to continue to incur losses during 2002. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

In addition, although the Company's common stock is currently listed on the Nasdaq Small Cap Market, Nasdaq has notified the Company that it has questions concerning, among other things, the Company's ability to maintain the minimum listing requirements. The Company may not be able to continue to satisfy the minimum listing requirements. If the Company's common stock is delisted from Nasdaq, the trading market for such securities could be disrupted which could make it difficult for investors to trade in the Company's common stock.

The Company has engaged Adams, Harkness & Hill, Inc. to explore alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The holders may convert their notes at any time into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five trading day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide 100% warrant coverage to the note holders.

The Company reduced operating expenses on April 1, 2002 by approximately 25%. Total operating expenses decreased for the second quarter by approximately $881,000 and by approximately $1,007,000 for the six months ended June 30, 2002 compared with the same periods last year. Further steps were taken to reduce expenses in mid-July by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. With these cost saving measures in place, V-ONE will focus its engineering design efforts on completing features committed to meet the needs of existing and potential customers in the government sector and supporting the relationships with our channel partners for sales and marketing to commercial accounts. Even at reduced operating levels, however, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

5.       Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                             Six Months ended June 30,
                                                             2002                   2001
                                                       -----------------       ----------------
Noncash investing and financing activities:
      Redemption of preferred stock                                $  -                225,571
      Payment of preferred stock dividends                         $  -               $ 46,088


6.       Net Loss Per Share


The following table sets forth the computation of basic and diluted net loss per share:

                                                        Three Months ended June 30,       Six Months ended June 30,
                                                          2002            2001             2002             2001
                                                      --------------------------------------------------------------
Numerator:
Net loss                                                $(1,430,459)   $(2,321,670)    $(3,444,078)    $(3,341,885)
Less:  Dividend on preferred stock                         (171,936)      (203,080)       (352,250)     (3,262,646)
                                                        -----------    -----------     -----------     -----------
Net loss attributable to holders of common stock        $(1,602,395)   $(2,524,750)    $(3,796,328)    $(6,577,531)
                                                        ===========    ===========     ===========     ===========

Denominator:
Denominator for basic and diluted net loss per
share - weighted average shares                          24,271,348     22,271,441      24,151,698      22,214,170
                                                        ===========    ===========     ===========     ===========

Basic and diluted loss per share -
Net loss attributable to holders of common stock          $   (0.07)      $  (0.11)      $   (0.16)      $   (0.30)

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $922,000 for the three months ended June 30, 2001 to approximately $887,000 for the three months ended June 30, 2002. This decrease was primarily due to lower sales of the Company's network security products and delays in installations of federal government initiatives. Total revenues increased from approximately $1,712,000 for the six months ended June 30, 2001 to approximately $1,739,000 for the six months ended June 30, 2002. This increase was due to increased consulting and services sales. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $571,000 and $1,095,000 for the three and six months ended June 30, 2001, respectively, to approximately $521,000 and $965,000 for the three and six months ended June 30, 2002, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased from approximately $352,000 and $618,000 for the three months and six months ended June 30, 2001, respectively, to approximately $366,000 and $775,000 for the three months and six months ended June 30, 2002, respectively, due principally to a higher number of maintenance contracts provided to customers.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 30% and 34% for the three and six months ended June 30, 2001, respectively, to approximately 14% and 17% for the three and six months ended June 30, 2002, respectively. The decreases were primarily due to higher sales of software licenses and lower sales of large turnkey systems. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $134,000 and $332,000 for the three and six months ended June 30, 2001, respectively, to approximately $42,000 and $91,000 for the three and six months ended June 30, 2002. The decreases in cost of product revenue in the three and six months ended June 30, 2002 was primarily attributable to higher sales of software licenses and lower sales of SmartWall and turnkey hardware systems. Cost of product revenues as a percentage of product revenues was approximately 24% and 30% for the three and six months ended June 30, 2001, respectively, and approximately 8% and 9% for the three and six months ended June 30, 2002, respectively. The percentage decreases were primarily attributable to higher sales of software licenses and lower sales of SmartWall and turnkey hardware systems.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $137,000 and $244,000 for the three and six months ended June 30, 2001, respectively, to approximately $85,000 and $202,000 for the three and six months ended June 30, 2002, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 39% for both the three and six months ended June 30, 2001 and 23% and 26% for the three and six months ended June 30, 2002, respectively. The dollar and percentage decreases were due in part to reductions in staff.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $1,051,000 and $2,052,000 for the three and six months ended June 30, 2001, respectively, to approximately $788,000 and $1,756,000 for the three and six months ended June 30, 2002, respectively. Research and development expenses as a percentage of total revenues were approximately 114% and 120% for the three and six months ended June 30, 2001, respectively, and approximately 89% and 101% for the three and six months ended June 30, 2002, respectively. The dollar and percentage decreases for 2002 were primarily due to a decrease in consulting expense of $170,000 and in recruiting fees of $75,000.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,398,000 and $2,536,000 for the three and six months ended June 30, 2001, respectively, to approximately $761,000 and $1,765,000 for the three and six months ended June 30, 2002, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 152% and 148% for the three and six months ended
June 30, 2001, respectively, and approximately 86% and 102% for the three and six months ended June 30, 2002, respectively. The dollar decrease for 2002 relates primarily to lower consulting costs of $253,000 and lower marketing costs of $153,000. The percentage decrease is mainly due to lower expense for fiscal 2002 when compared to similar periods for fiscal 2001.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses increased slightly from approximately $621,000 for the three months ended June 30, 2001 to approximately $641,000 for the three months ended June 30, 2002. General and administrative expenses increased from $1,318,000 for the six months ended June 30, 2001 to $1,378,000 for the six months ended June 30, 2002. General and administrative expenses as a percentage of total revenues were approximately 67% and 77% for the three and six months ended June 30, 2001, respectively, and 72% and 79% for the three and six months ended June 30, 2002, respectively. The percentage increase in the quarter just ended was principally due to lower revenue this year as compared to last year.

Other (Expense) Income - Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three and six months ended June 30, 2001 was approximately $1,000 and $1,309,000, respectively. The 2001 figures include the gain of $1,334,000 on the sale to NFR of a 6.8% minority interest in its common stock. The proceeds from the sale totaled $1,625,000, the cost basis for the investment was $250,000, and the fees associated with the sale were approximately $41,000. Other (expense) income for the three and six month periods ended June 30, 2002 was both ($3,000).

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $101,000 and $153,000 for the three and six months ended June 30, 2001, respectively, to approximately $3,000 and $14,000 for the three months ended June 30, 2002, respectively. The decrease in the second quarter of 2002 was attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $3,000 and $7,000 for the three and six months ended June 30, 2001, respectively, to approximately $1,000 and $2,000 for the three and six months ended June 30, 2002, respectively, due to a decrease in the capital equipment lease balance.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the six months ended June 30, 2001 and 2002.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $203,000 $3,300,000 during the three months and six months ended June 30, 2001, respectively, and approximately $172,000 and $352,000 for the three and six months ended June 30, 2002. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock. In 2001, the Company recorded a deemed dividend of approximately $2,932,000 in accordance with the accounting requirements for a beneficial conversion feature on the Series D

Preferred Stock. The proceeds received in the Series D offering were first allocated between the convertible instrument and the Series D warrant on a relative fair value basis. A calculation was then performed to determine the difference between the effective conversion price and the fair market value of the common stock at the commitment date. The difference between the fair market value of the common stock on the commitment date and the effective conversion price was recorded as a deemed dividend.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,897,000 for the six months ended June 30, 2001 and approximately $2,345,000 for the six months ended June 30, 2002. Cash used in operating activities resulted principally from net operating losses in both periods.

The Company's investing activities provided cash of approximately $1,310,000 in the six months ended June 30, 2001 and used cash of approximately $4,000 in the six months ended June 30, 2002. Net capital expenditures for property and equipment were approximately $315,000 and $4,000 during the six months ended June 30, 2001 and 2002, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities provided cash of approximately $6,315,000 during the six months ended June 30, 2001 and used cash of approximately $131,000 for the six months ended June 30, 2002. In fiscal 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. The net proceeds of the offering are being used for general working capital purposes. In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The holders may convert their notes at any time into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five-trading-day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide 100% warrant coverage to the note holders.

The Company had net tangible assets of $2,882,000 and ($465,000) at December 31, 2001 and June 30, 2002, respectively. As of June 30, 2002, the Company had an accumulated deficit of approximately $62,583,000.

The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively and a further net loss of approximately $3,444,078 for the six months ended June 30, 2002. In addition, the Company expects to continue to incur losses during 2002 and its financial statements have been prepared assuming the Company will continue as a going concern. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

In addition, although the Company's common stock is currently listed on the Nasdaq Small Cap Market, Nasdaq has notified the Company that it has questions concerning, among other things, the Company's ability to maintain the minimum listing requirements. The Company may not be able to continue to satisfy the minimum listing requirements. If the Company's common stock is delisted from Nasdaq, the trading market for such securities could be disrupted which could make it difficult for investors to trade in the Company's common stock.

The Company has engaged Adams, Harkness & Hill, Inc. to explore alternatives to preserve V-ONE's operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

The Company reduced operating expenses on April 1, 2002 by approximately 25%. Total operating expenses decreased for the second quarter by approximately $881,000 and by approximately $1,007,000 for the six months ended June 30, 2002 compared with the same periods last year. Further steps were taken to reduce expenses in mid-July by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. With these cost saving measures in place, V-ONE will focus its engineering design efforts on completing features committed to meet the needs of existing and potential customers in the government sector and supporting the relationships with our channel partners for sales and marketing to commercial accounts. Even at reduced operating levels, however, V-ONE may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

In closings on July 23 and 26 and August 2, 2002, the Company issued in a private placement to accredited investors 8% Secured Convertible Notes with detachable warrants for an aggregate price of $1,188,000. The notes are due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The holders may convert their notes at any time into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five-trading-day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants to purchase 1,188,000 shares of the Company's common stock, exercisable six months after issuance at $0.50 per share, are included to provide 100% warrant coverage to the note holders. The net proceeds of the offering will be used for general working capital purposes. The offering was made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company intends to file a registration statement within thirty days to register for resale, the common shares underlying the notes and the detachable warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On May 16,  2002,  the  following  items were voted on at the Annual  Meeting of
Stockholders:

                                                                                                           Broker
Proposal                                               For             Withheld          Abstain          Non-Votes
                                                       ---             --------          -------          ---------
1. Reelection of Directors:
         Heidi B. Heiden                               22,573,679      491,393             N/A               N/A
         William E. Odom                               22,723,879      341,193             N/A               N/A

The terms of office for Molly G. Bayley,  Margaret E. Grayson, James T. McManus and Michael O'Dell continued after the meeting.
                                                                                                           Broker
                                                       For             Against           Abstain          Non-Votes
                                                       ---             -------           -------          ---------
2. Ratification of auditors                            22,937,853       26,169            37,773             N/A



Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2002:

Exhibit                                     Description

None.

(b)      Reports on Form 8-K

None.

                                    SIGNATURE
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            V-ONE CORPORATION
                                            Registrant

Date:  August 14, 2002                      By:      /s/ Margaret E. Grayson
                                                     ------------------------------------------------------------------
                                            Name:    Margaret E. Grayson
                                            Title:   President, Chief Executive Officer and Principal Financial Officer



                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In  connection   with  the  Quarterly   Report  of  V-ONE   Corporation
("Company")  on Form 10-Q for the period  ended June 30,  2002 as filed with the
Securities  and  Exchange   Commission  on  the  date  hereof  ("Report"),   the
undersigned,  in the capacity and on the date indicated below,  hereby certifies pursuant to 18 U.S.C.  Section 1350,  as adopted  pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that to her knowledge:

         1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.



Date:  August 14, 2002                      By:      /s/ Margaret E. Grayson
                                                     -------------------------------------------------------
                                            Name:    Margaret E. Grayson
                                            Title:   Chief Executive Officer and Principal Financial Officer