Form 10-Q
period 2002-09-30
V ONE CORP/ DE
filed 2002-11-12
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
 (Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              52-1953278
             ------------                          --------------
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                OUTSTANDING AT NOVEMBER 6, 2002
            -----                                -------------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                    26,626,761

                                V-ONE Corporation
                         Quarterly Report on Form 10-Q

                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements                                             3

             Condensed Balance Sheets as of September 30, 2002                3
             (unaudited) and December 31, 2001

             Condensed Statements of Operations for the Three and             4
             Nine Months Ended September 30, 2002 (unaudited) and
             September 30, 2001 (unaudited)

             Condensed Statements of Cash Flows for the Nine Months           5
             Ended September 30, 2002 (unaudited) and September 30,
             2001 (unaudited)

             Notes to the Condensed Financial Statements (unaudited)          6

Item 2.      Management's Discussion and Analysis of Financial                8
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures About                   11
             Market Risk

Item 4.      Controls and Procedures                                          11


PART II.     OTHER INFORMATION                                                12

Item 1.      Legal Proceedings                                                12

Item 2.      Changes in Securities and Use of Proceeds                        12

Item 3.      Defaults Upon Senior Securities                                  12

Item 4.      Submission of Matters to a Vote of Security Holders              12

Item 5.      Other Information                                                12

Item 6.      Exhibits and Reports on Form 8-K                                 12

SIGNATURES AND CERTIFICATIONS                                                 13

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                V-ONE CORPORATION
                                            CONDENSED BALANCE SHEETS

                                                                         September 30, 2002  December 31, 2001
                                ASSETS                                      (Unaudited)
                                                                         ------------------  -----------------
Current assets:
 Cash and cash equivalents                                                    $     163,171       $  2,608,690
 Accounts receivable, net                                                         1,172,768            859,658
 Finished goods inventory, net                                                       47,055             57,354
 Prepaid expenses and other current assets                                          478,441            407,913
                                                                         ------------------  -----------------
  Total current assets                                                            1,861,435          3,933,615

 Property and equipment, net                                                        424,153            748,513
 Other assets                                                                             -             50,196
                                                                         ------------------  -----------------
  Total assets                                                                $   2,285,588       $  4,732,324
                                                                         ==================  =================

           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Accounts payable and accrued expenses                                        $   1,380,699       $    769,319
 Deferred revenue                                                                 1,033,977            952,044
 Note payable - current                                                             452,264                  -
 Capital lease obligations - current                                                    722             47,804
                                                                         ------------------  -----------------
  Total current liabilities                                                       2,867,662          1,769,167
Deferred rent                                                                        46,901             80,790
                                                                         ------------------  -----------------
  Total liabilities                                                               2,914,563          1,849,957

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, $.001 par value, 13,333,333 shares authorized:
 Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
  (liquidation preference of $1,126,388)                                                 43                 43
 Series D convertible preferred stock 3,675,000 shares designated,
  3,021,000 and 3,675,000 issued and outstanding, respectively                        3,021              3,675
  (liquidation preference of $5,770,110 and $7,019,500 respectively)
Common stock, $0.001 par value; 50,000,000 shares authorized;
 26,626,761 and 23,594,904 shares issued and outstanding, respectively               26,627             23,595
Accrued dividends payable                                                         1,401,883            875,808
Additional paid-in capital                                                       61,775,588         60,766,392
Accumulated deficit                                                             (63,836,137)       (58,787,146)
                                                                         ------------------  -----------------
  Total shareholders' equity (deficit)                                             (628,975)         2,882,367
                                                                         ------------------  -----------------
  Total liabilities and shareholders' equity (deficit)                        $   2,285,588       $  4,732,324
                                                                         ==================  =================



                   The accompanying notes are an integral part of these financial statements.


                                                        V-ONE CORPORATION

                                               CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months         Three months         Nine months          Nine months
                                                      ended                ended               ended                ended
                                                 September 30, 2002  September 30, 2001  September 30, 2002   September 30, 2001
                                                   (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                                 ------------------  ------------------  ------------------   ------------------
Revenue:

 Products                                         $        805,529    $        762,949    $       1,770,114    $      1,857,950
 Consulting and services                                   346,414             337,049            1,121,047             954,595
                                                 ------------------  ------------------  -------------------  ------------------
  Total revenue                                          1,151,943           1,099,998            2,891,161           2,812,545

Cost of revenue:

 Products                                                   57,611             287,062              148,521             619,408
 Consulting and services                                    80,073             136,889              281,842             380,970
                                                 ------------------  ------------------  -------------------  ------------------
  Total cost of revenue                                    137,684             423,951              430,363           1,000,378
                                                 ------------------  ------------------  -------------------  ------------------
Gross profit                                             1,014,259             676,047            2,460,798           1,812,167

Operating expenses:
 Research and development                                  520,072           1,019,257            2,276,469           3,071,346
 Sales and marketing                                       742,913           1,220,817            2,507,886           3,757,313
 General and administrative                                512,221             642,039            1,890,457           1,959,724
                                                 ------------------  ------------------  -------------------  ------------------
  Total operating expenses                               1,775,206           2,882,113            6,674,812           8,788,383
                                                 ------------------  ------------------  -------------------  ------------------
Operating loss                                            (760,947)         (2,206,066)          (4,214,014)         (6,976,216)

Other (expense) income:

 Interest expense                                         (314,875)             (2,597)            (317,220)             (9,563)
 Interest income                                             1,633              62,569               15,876             215,470
 Other (expense) income                                     (4,648)             (2,468)              (7,558)          1,306,862
                                                 ------------------  ------------------  -------------------  ------------------
  Total other (expense) income                            (317,890)             57,504             (308,902)          1,512,769
                                                 ------------------  ------------------  -------------------  ------------------

Net loss                                                (1,078,837)         (2,148,562)          (4,522,916)         (5,463,447)

Dividend on preferred stock                                173,826             205,311              526,075           3,467,957
                                                 ------------------  ------------------  -------------------  ------------------

Loss attributable to holders of common stock      $     (1,252,663)   $     (2,353,873)   $      (5,048,991)   $     (8,931,404)
                                                 ==================  ==================  ===================  ==================
Basic and diluted loss per share attributable
 to holders of common stock                       $          (0.05)   $          (0.10)   $           (0.20)   $          (0.40)
                                                 ==================  ==================  ===================  ==================
Weighted average number of common
 shares outstanding                                     25,955,863          22,850,427           24,759,695          22,429,965
                                                 ==================  ==================  ===================  ==================

                           The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                 Nine months     Nine months
                                                    ended           ended
                                                September 30,   September 30,
                                                     2002            2001
                                                  (unaudited)     (unaudited)
                                                --------------- ---------------

Cash flows from operating activities:
Net loss                                         $  (4,522,916)  $  (5,463,447)

Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                          389,183         413,916
Stock compensation                                      81,807         146,734
Amortization of deferred financing costs               304,642               -
Gain on sale of investment                                   -      (1,375,000)
Changes in assets and liabilities:
 Accounts receivable, net                             (313,110)       (139,827)
 Inventory, net                                         10,299          54,916
 Prepaid expenses and other assets                     233,821         145,181
 Accounts payable and accrued  expenses                611,380        (405,053)
 Deferred revenue                                       81,933         960,266
 Deferred rent                                         (33,889)        (28,855)
                                                --------------- ---------------
  Net cash used in operating activities             (3,156,850)     (5,691,169)

Cash flows from investing activities:
 Net purchases of property and equipment               (64,823)       (374,882)
 Proceeds from sale of investment                            -       1,625,000
                                                --------------- ---------------
Net cash provided by (used in) investing
 activities                                            (64,823)      1,250,118

Cash flows from financing activities:
 Exercise of options and warrants                            -          48,642
 Issuance of common stock                               16,467          10,228
 Issuance of preferred stock                                 -       7,019,250
 Issuance of notes payable                           1,188,000               -
 Payment of debt financing costs                      (381,231)              -
 Redemption of preferred stock                               -         (84,449)
 Payments of stock issuance costs                            -        (632,918)
 Payment of preferred stock dividends                        -            (258)
 Principal payments on capitalized lease
  obligations                                          (47,082)        (53,424)
                                                --------------- ---------------
Net cash provided by financing activities              776,154       6,307,071
                                                --------------- ---------------
Net (decrease) increase in cash and cash
 equivalents                                        (2,445,519)      1,866,020

Cash and cash equivalents at beginning
 of period                                           2,608,690       2,949,398
                                                --------------- ---------------

Cash and cash equivalents at end of period
period                                           $     163,171   $   4,815,418
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

2.       Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2002 and September 30, 2001 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2000 and 2001 and for the three years in the period ended December 31, 2001, which are included in the Company's 2001 Annual Report on Form 10-K ("Form 10-K").

The preparation of financial statements to be in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would affect future results of operations and cash flows.

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results expected for the full year ending December 31, 2002.

Certain prior year amounts have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported results of operations.

3.       Common and Preferred Stock

On September 28, 2002, the Company sold 15,413 shares of common stock at a price of $.1785 per share as part of its Employee Stock Purchase Plan.

4.       Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively, and a further net loss of $4,522,916 for the nine months ended September 30, 2002. In addition, the Company may continue to incur losses during 2002. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

In addition, Nasdaq notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued Nasdaq listing. The Company was not able to satisfy the minimum listing requirements. As a result, the Company's common stock has been removed from the Nasdaq SmallCap Market and is now trading on the OTC Bulletin Board (OTCBB). The transfer to the OTCBB was effected without interruption in the trading market for the Company's securities. The ticker symbol for the Company's securities has not changed.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The holders may convert their notes at any time prior to maturity into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five trading day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. As of September 30, 2002, holders had converted $585,000, or 49%, of the notes into shares of common stock at $.25 per share.

Upon  issuance  of  the  Notes,   the  Company   recorded  a  debt  discount  of
approximately $233,900 in accordance with the accounting requirements for a beneficial conversion feature on the Notes. During the three months ended September 30, 2002, the Company amortized approximately $83,000 of the discount to interest expense. Additionally, the Company will record interest expense upon conversion of the Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of the $585,000 of Notes during the three months ended September 30, 2002, the Company recorded $94,400 in interest expense.

The Company reduced operating expenses for the third quarter by approximately $1,107,000 and by approximately $2,114,000 for the nine months ended September 30, 2002 compared with the same periods last year. Steps were taken to reduce expenses in mid-July by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. With these cost saving measures in place, the Company will focus its engineering design efforts on completing features committed to meet the needs of existing and potential customers in the government sector and supporting the relationships with its channel partners for sales and marketing to commercial accounts. Even at reduced operating levels, however, the Company may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

5.       Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                                                 -----------------------------------------
                                                                     Nine Months ended September 30,
                                                                 -----------------------------------------
                                                                        2002                   2001
                                                                 ------------------       ----------------
Noncash investing and financing activities:
  Redemption of preferred stock                                         $      -              $  225,571
  Payment of preferred stock dividends                                  $      -              $   46,088


6.       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                       Three Months ended September    Nine Months ended September 30,
                                                                     30,
                                                      ------------------------------   --------------------------------
                                                          2002            2001             2002             2001
                                                      ------------    -------------    ------------    -------------
Numerator:
Net loss                                              $(1,078,837)     $(2,148,562)    $(4,522,916)     $(5,463,447)
Less:  Dividend on preferred stock                       (173,826)        (205,311)       (526,075)      (3,467,957)
                                                      ------------    -------------    ------------    -------------
Net loss attributable to holders of common stock      $(1,252,633)     $(2,353,873)    $(5,048,991)     $(8,931,404)
                                                      ============    =============    ============    =============

Denominator:
Denominator for basic and diluted net loss per
share - weighted average shares                        25,955,863       22,850,427      24,759,695       22,429,965
                                                      ============    =============    ============    =============

Basic and diluted loss per share -
Net loss attributable to holders of common stock      $      (.05)     $     (0.10)    $      (.20)     $     (0.40)
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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased slightly from approximately $1,100,000 for the three months ended September 30, 2001, to approximately $1,152,000 for the three months ended September 30, 2002. This increase of approximately $52,000 or 5% is due primarily to an increase in product sales. Total revenues increased from approximately $2,813,000 for the nine months ended September 30, 2001 to approximately $2,891,000 for the nine months ended September 30, 2002 due primarily to an increase in consulting and services revenue. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $763,000 for the three months ended September 30, 2001, to approximately $806,000 for the three months ended September 30, 2002. The increase resulted from strong orders from existing customers to expand current product deployments. Product revenues decreased from approximately $1,858,000 for the nine months ended September 30, 2001, to approximately $1,770,000 for the nine months ended September 30, 2002. The decrease this year was due to weaker orders for turnkey products. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased slightly from approximately $337,000 for the three months ended September 30, 2001, to approximately $346,000 for the three months ended September 30, 2002. Consulting and services revenues increased from approximately $955,00 for the nine months ended
September  30,  2001,  to  approximately  $1,121,000  for the nine months  ended
September 30, 2002. This was due principally to a higher number of new and renewing maintenance contracts provided to customers in the third quarter and year.

While the Company anticipates that the unpredictability of its revenue streams may stabilize during the fourth quarter and that existing government customer requirements are on track to achieve its previously announced revenue projection for the second half of 2002, it cannot be certain that these requirements will be funded during this period or of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 38% and 36%, or approximately $424,000 and $1,000,400 for the three and nine months ended September 30, 2001, respectively, to approximately 12% and 15%, or approximately $137,700 and $430,400 for the three and nine months ended September 30, 2002, respectively. The decreases were primarily due to an increase in software product sales and reductions in large turnkey and hardware system sales. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $287,000 and $619,000 for the three and nine months ended September 30, 2001, respectively, to approximately $58,000 and $149,000 for the three and nine months ended September 30, 2002, respectively. The decrease in costs of product revenue for the three and nine months ended September 30, 2002 was primarily attributable to an increase in software product sales and a lower proportion of turnkey systems and third-party firewalls sales. Cost of product revenues as a percentage of product revenues was approximately 38% and 33% for the three and nine months ended September 30, 2001, respectively, and approximately 7% and 8% for the three and nine months ended September 30, 2002, respectively. The percentage decreases were primarily attributable to a lower proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $137,000 and $381,000 for the three and nine months ended September 30, 2001, respectively, to approximately $80,000 and $282,000 for the three and nine months ended September 30, 2002, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 41% and 40% for the three and nine months ended September 30, 2001, respectively, and approximately 23% and 25% for the three and nine months ended September 30, 2002, respectively. The percentage decreases were due mainly to the reduction in training staff and a lower proportion of sales of third-party firewall maintenance contracts.

OPERATING EXPENSES

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $1,019,000 and $3,071,000 for the three and nine months ended September 30, 2001, respectively, to approximately $520,000 and $2,276,000 for the three and nine months ended September 30, 2002, respectively. The dollar decreases for the three and nine months ended September 30, 2002 of approximately $499,000 and $795,000, respectively, over the same periods in the prior fiscal year were primarily due to lower wage related expenses of $231,000 and $168,000, respectively, as well as lower consulting expenses of $176,000 and $347,000, respectively. Research and development expenses as a percentage of total revenues were approximately 93% and 109% for the three and nine months ended September 30, 2001, respectively and approximately 45% and 79% for the three and nine months ended September 30, 2002, respectively. The Company has completed and released the product enhancements needed to meet existing customer requirements and believes it can maintain development requirements in the near term with the current headcount.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,221,000 and $3,757,000 for the three and nine months ended September 30, 2001, respectively, to approximately $743,000 and $2,508,000 for the three and nine months ended September 30, 2002, respectively. The dollar decreases for the three and nine months ended September 30, 2002 of $478,000 and $1,249,000, respectively, relate to lower wage related expenses of $227,000 and $170,000, respectively, lower travel expense of $39,000 and $117,000, respectively, lower advertising and trade show expenses of $71,000 and $145,000, respectively, lower recruiting expenses of $16,000 and $127,000, respectively, and lower consulting expenses of $82,000 and $336,000, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 111% and 134% for the three and nine months ended September 30, 2001, respectively, and approximately 65% and 87% for the three and nine months ended September 30, 2002, respectively. The percentage decreases for the quarter and year are due to lower expenses for fiscal 2002 when compared to similar periods for fiscal 2001.

General and Administrative -- General and administrative expenses consist principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $642,000 and $1,960,000 for the three and nine months ended September 30, 2001, respectively, to approximately $512,000 and $1,890,000 for the three and nine months ended September 30, 2002, respectively. The decrease for the third quarter of 2002 of approximately $130,000 was due principally to lower wage related expenses of $117,000 and consulting fees of $54,000, partially offset by an increase in bad debt expense of $50,000. The decrease in general and administrative expenses for the nine months ended September 30, 2002 of approximately $69,000 was due to lower wages related expenses of approximately $200,000, lower consulting expense of $76,000, and lower board meeting expenses of approximately $54,000, partially offset by increased D & O insurance expense of $198,000, and increased legal fees of $66,000. General and administrative expenses as a percentage of total revenues were approximately 58% and 70% for the three and nine months ended September 30, 2001, respectively, and 44% and 65% for the three and nine months ended September 30, 2002, respectively. The percentage decreases were due to lower expenses in fiscal 2002.

Other (Expense) Income -- Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three and nine months ended September 30, 2002 was approximately ($5,000) and ($8,000), respectively. Other (expense) income for the three and nine months ended September 30, 2001 was approximately $2,000 and $1,307,000, respectively. Other (expense) income for the nine months ended September 30, 2001 includes the gain of $1,334,000 on the sale to NFR Security, Inc. of a 6.8% minority interest in its common stock.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $63,000 and $215,000 for the three and nine months ended September 30, 2001, respectively, to approximately $2,000 and $16,000 for the three and nine months ended September 30, 2002, respectively. The decreases were attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $3,000 and $10,000 for the three and nine months ended September 30, 2001, respectively, to approximately $315,000 and $317,000 for the three and nine months ended September 30, 2002, respectively, substantially all of which was for recognition of a beneficial conversion feature on the 8% Secured Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the nine months ended September 30, 2001 and 2002.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $205,000 and $2,467,000 for the three and nine months ended September 30, 2001, respectively, and approximately $174,000 and $526,000 for the three and nine months ended September 30, 2002, respectively. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $5,691,000 for the nine months ended September 30, 2001, which was net of the gain on the sale of the Company's minority interest in the common stock of NFR Security, Inc. and approximately $3,157,000 for the nine months ended September 30, 2002. The decrease was primarily due to an increase in accounts payable.

The Company's investing activities provided approximately $1,250,000 for the nine months ended September 30, 2001 and used cash of approximately $65,000 for the nine months ended September 30, 2002. Net capital expenditures for property and equipment were approximately $375,000 and $65,000 during the nine months ended September 30, 2001 and 2002, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures were higher in 2001 as the Company acquired approximately $300,000 of equipment and furniture, which had been under a three-year operating lease. Proceeds from the sale of the Company's minority interest in the common stock of NFR Security, Inc. were approximately $1,625,000 in the nine months ended September 30, 2001.

The Company's financing activities provided cash of approximately $6,307,000 and $776,000 during the nine months ended September 30, 2001 and 2002, respectively. In fiscal 2001, the cash was provided primarily by the issuance of a private placement of Series D Convertible Preferred Stock to certain accredited investors pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended, for an aggregate offering price of $7,019,250. The Company received $6,469,250 in net proceeds after payment of all fees and offering expenses. In fiscal 2002, the cash was provided primarily by the issuance of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The Company received $807,000 in net proceeds after payment of all fees and offering expenses. The holders may convert their notes at any time prior to maturity into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five trading day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. As of September 30, 2002, holders had converted $585,000, or 49%, of the notes into shares of common stock at $.25 per share.

The Company had net tangible assets of $2,882,000 and ($629,000) at December 31, 2001 and September 30, 2002, respectively.

As  of  September  30,  2002,  the  Company  had  an   accumulated   deficit  of
approximately $63,836,000.

The Company reported a net loss of $6,237,278, $8,862,015 and $9,679,944 for the years ended December 31, 2001, 2000 and 1999, respectively, and a further net loss of $4,522,916 for the nine months ended September 30, 2002. In addition, the Company may continue to incur losses during 2002. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its costs of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2002.

In addition, Nasdaq notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued Nasdaq listing. The Company was not able to satisfy the minimum listing requirements. As a result, the Company's common stock has been removed from the Nasdaq SmallCap Market and is now trading on the OTC Bulletin Board. The transfer to the OTCBB was effected without interruption in the trading market for the Company's securities. The ticker symbol for the Company's securities has not changed.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

The Company reduced operating expenses for the third quarter by approximately $1,107,000 and by approximately $2,114,000 for the nine months ended September 30, 2002, compared with the same periods last year. Steps were taken to reduce expenses in mid-July by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. With these cost saving measures in place, the Company will focus its engineering design efforts on completing features committed to meet the needs of existing and potential customers in the government sector and supporting the relationships with its channel partners for sales and marketing to commercial accounts. Even at reduced operating levels, however, the Company may not be able to maintain operations for any extended period of time without additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

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

Item 4.  Controls and Procedures

Within the ninety-day day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's President, Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's periodic filings with the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

In closings on July 23 and 26 and August 2, 2002, the Company issued in a private placement to accredited investors 8% Secured Convertible Notes with detachable warrants for an aggregate price of $1,188,000. The notes are due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The holders may convert their notes at any time prior to maturity into the Company's common stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Company's common stock for the five trading day period immediately preceding the Company's receipt of the holders notification of conversion. Detachable five year warrants to purchase 1,188,000 shares of the Company's common stock, exercisable six months after issuance at $0.50 per share, are included to provide 100% warrant coverage to the note holders. The net proceeds of the offering will be used for general working capital purposes. The offering was made pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company has filed a registration statement to register for resale the common stock underlying the notes and detachable warrants.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2002:

Exhibit                                     Description
-------                                     -----------

99.1 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)       Reports on Form 8-K

None.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      V-ONE CORPORATION
                                      Registrant

Date:  November 12, 2002         By:  /s/ Margaret E. Grayson
                                      ------------------------------------------
                                      Name:   Margaret E. Grayson
                                      Title:  President, Chief Executive Officer
                                              and Principal Financial Officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                       AND
                           PRINCIPAL FINANCIAL OFFICER


         I, Margaret E. Grayson, certify that:


1. I have reviewed this quarterly report on Form 10-Q of V-ONE Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 12, 2002                 /s/ Margaret E. Grayson
                                         ---------------------------------------
                                         Margaret E. Grayson
                                         Chief Executive Officer and Principal
                                          Financial Officer