Form 10-K
period 2002-12-31
V ONE CORP/ DE
filed 2003-04-14
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              (Mark One)
              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    For Fiscal Year Ended: December 31, 2002

              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
         For the Transition Period From ______________ To ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         52-1953278
          ------------------------------------------------------------
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

           20300 Century Blvd., Suite 200, Germantown, Maryland 20874
           ----------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

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

                        Traded On the Otc Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes [ ]    No [X]

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 28, 2002 was approximately $14,077,382. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 26,749,301 shares of Common Stock outstanding as of February 28, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be issued in conjunction with the registrant's annual stockholder's meeting, to be held on June 5, 2003, are incorporated by reference into Part II, Item 5 and Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that are generally noted by terms such as "believe," "expectations," "foresee," "goals," "potential" and "prospects." These statements may differ in a material way from actual future events and involve known and unknown risks and uncertainties that could cause V-ONE Corporation's actual performance or achievements to differ from any future performance or achievements expressed or implied by such statements. Readers are also referred to the risk factors discussed on page 13 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. V-ONE Corporation undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that arise at a later date.

                                     PART I

ITEM 1.  BUSINESS

V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enables organizations to conduct secured electronic transactions and information exchange using public switched networks, such as the Internet. The Company's suite of products addresses network user authentication, perimeter security, access control and data integrity through the use of smart cards, tokens, digital certificates, firewalls and encryption technology. The Company's products interoperate seamlessly and can be combined to form a complete, integrated network security solution or can be used as independent components in customized security solutions. The Company's products have been designed with an open and flexible architecture to enhance application functionality and to support emerging network security standards. The products are most commonly used to establish very secure Virtual Private Networks ("VPNs"). In addition, the Company's products enable organizations to deploy and scale their solutions from small single-site networks to large multi-site environments, and can accommodate both wireline and wireless media.

The Company was incorporated in Maryland in February 1993 and reincorporated in Delaware in February 1996. Effective July 2, 1996, the Company changed its name from "Virtual Open Network Environment Corporation" to "V-ONE Corporation." The Company's principal executive offices are located at 20300 Century Boulevard, Suite 200, Germantown, Maryland 20874. The Company's telephone number is (301) 515-5200.

BACKGROUND

Over the last decade, decentralized computing has emerged as a result of the widespread adoption of personal computers, local area networks and wide area networks. This emergence has enabled users to communicate with each other and share data throughout an entire organization. With the popularization of the Internet and increased performance capabilities offered by high-speed modems, xDSL and cable modems, ISDN services and frame relay technology, the volume of data transferred over networks has increased dramatically. Fueling this expansion further, carriers and Internet service providers have dramatically reduced their tariffs for high-speed aggregation services running over T-1 and T-3 lines, which have data transfer rates that approximate local area network performance. In addition, leading hardware and software vendors have adopted and support TCP/IP, the Internet's non-proprietary communications protocol, for computer communications and information exchange.

Organizations are increasing their dependence on the Internet and private enterprise networks using Internet protocols ("intranets") as a cost-effective means to expand enterprise networks, engage in electronic commerce and increase information exchange. This pervasive use of the Internet, intranets and extranets (architecture linking companies with specific customers, suppliers and trading partners) has increased the need for solutions that provide secure communications because TCP/IP networks are not secure.

The need for internal security continues to grow as businesses deploy extranets, intranets, internal networks using TCP/IP protocols, and browser-based applications to facilitate geographically dispersed communications and the transmission of information throughout an enterprise in a cost-effective manner. Information becomes more vulnerable as organizations rely heavily on computer networks for the electronic transmission of data. With the pervasive use of the Internet and intranets, many organizations are discovering that network security is a necessary element in successfully implementing distributed applications and services, including electronic mail, electronic data interchange, electronic commerce and information exchange services. In the absence of comprehensive network security, individuals and organizations are able to exploit system weaknesses to gain unauthorized access to networks and individual network computers. These individuals and organizations use such access to alter or steal data or, in some cases, to launch destructive attacks on data and computers within a network. Through the adoption of VPN technology products, users can create a so-called Virtual Private Network, which enables users to capitalize on the inherently low cost of public networks in a highly secure manner, without risk or compromise to their information assets.

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

o ENCRYPTION. Encryption products provide privacy for transmitted data. Encryption algorithms scramble data so only those users with the appropriate decoding key are able to view transmitted or stored data. Public-key encryption has recently gained additional credibility for managing the keys (codes) used to encrypt and subsequently decrypt user-designated data.

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

The current demand for VPN products is being driven by the desire to transact sensitive communications across an inherently unsecure Internet to solve everyday business and individual communication needs; i.e. (i) the increasing need for employees to remotely access data, (ii) corporate intranets linking multiple geographic locations, (iii) corporate extranets linking a company's partners, suppliers and customers and (iv) the increasing demand for security in electronic commerce. The increasing reliance on the Internet by corporate and individual users and the increasing awareness to the potential risk to their private information is causing such users to focus on security concerns. High percentage increases in adoptions of VPNs are expected to continue as Internet technologies, such as electronic commerce, information sharing and electronic collaboration become more accepted. In addition, the costs of operating a network utilizing the public lines or Internet are substantially less than T1/T3 interchanges and continue to decline. With the advent of VPNs, corporations have a practical, low-cost solution to their networking needs.

The events of September 11, 2001 accelerated the rate at which the Department of Defense, civilian agencies, and federal, state and local law enforcement are adopting security solutions. As a result of the terrorist attacks, many of the U.S. law enforcement and intelligence agencies are collaborating to investigate and prosecute terrorist activities and conspiracies. This joint effort requires sharing information on an unprecedented scale using, among other services, the Department of Justice's Regional Information Sharing Systems ("RISS") Program and the FBI LEO (Law Enforcement Online) Program, both of which are secured by V-ONE's technology. The RISS Secure Intranet is a nationwide law enforcement network that allows secure communications among more than 5,700 federal, state and local law enforcement agencies. The FBI LEO program, sponsored by the FBI Criminal Justice Information Services Division and in operation since 1996, is an online service provided to over 37,000 law enforcement and criminal justice officials. Sharing information among law enforcement agencies using RISS, LEO and other networks is a security challenge that requires strongly encrypted communications and powerful access controls. Securing these expanding networks creates additional opportunities for VPN providers.

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

The Company's current suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGate, a client/server product that offers identification and authentication, data integrity, non-repudiation, authorization and encryption, and SmartGuard appliances. V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors. SmartGuard incorporates SmartGate security technology into a "drop-in" suite of devices that are easy to install, deploy and manage. The SmartGuard appliances use V-ONE's award-winning SmartGate VPN software solution with a powerful user authentication system, access control database and strong encryption capabilities. A robust stateful inspection firewall is integrated with all SmartGuard appliances. SmartGuard's advanced VPN capabilities include IPSec tunneling and application layer security that allows firewall traversal without requiring end users to make network configuration changes. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining smart card emulation technology with the SmartGate server. In addition, SmartGate users can access enterprise networks from remote locations using SmartPass technology incorporated in SmartGate.

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

Key elements of V-ONE's strategy are:

INCREASING MARKET SHARE IN THE GOVERNMENT SECTOR. V-ONE will serve its established base of government customers through existing and new channel partners. V-ONE has successfully secured confidential information for the government since shipping its first products in 1995. V-ONE technologies use all approved government encryption methods, including the government's "triple DES" Data Encryption Standard, and meet the standards of the U.S. government for broad scale deployments. The triple DES standard is the strongest encryption method employed by the U.S. government, and is applied to verify the user's identity and to protect the flow of data itself. In addition, in December 2001, the National Institute of Standards and Technology approved the Advanced Encryption Standard ("AES") and is developing implementation protocols. V-ONE has added AES to its library of encryption methods and incorporated this algorithm as an approved encryption method. V-ONE incorporated AES as the default encryption method in the current release of the V-ONE SmartGate product, SmartGate 4.4, released in April 2003. Government clients currently using V-ONE's technology to secure information include the U.S. Department of the Treasury, the Department of Defense, more than 5,700 federal, state and local law enforcement agencies and over 37,000 law enforcement and criminal justice officials who share data through the RISS and LEO programs, two out of the three National Drug Intelligence Centers, more than 30 regional Drug Traffic Centers, 12 state governments and several other regional and local law enforcement initiatives. V-ONE's product capabilities are well suited for the government's secure information sharing demands.

ENHANCING PRODUCT TECHNOLOGY TO ADDRESS CUSTOMER NEEDS. V-ONE intends to enhance its technology through continued internal development and strategic partnerships. V-ONE believes its current technology, consisting of the SmartGate client/server software featuring its patented On-Line Registration ("OLR") capability, the SmartGuard family of VPN appliances featuring the Command Center management system, and an IPSec client released in January 2002, delivers superior security, performance and cost savings when compared to any other security products available in the market. V-ONE will focus its development efforts on customer driven requirements for its government and commercial users to deliver specific functionality including a wider and more feature-rich set of management tools, additional high availability performance capabilities, and enhancements for the emerging mobile enterprise/wireless access segment.

CAPITALIZING ON CHANNEL PARTNERS' MARKET PRESENCE TO INCREASE MARKET AWARENESS OF V-ONE. V-ONE intends to use its OEM, Service Provider and Systems Integrator partners' strong brand recognition and marketing resources to increase the market's awareness of V-ONE's security products. This approach will allow V-ONE to effectively maintain lower sales and marketing costs, preserving resources for continuing product development. Although the Company has reduced its direct marketing efforts, V-ONE will continue in its role as an active government advisor.

SATELLITE MARKET. To address a critical enterprise need for secure VPN satellite communication, V-ONE recently introduced SmartSAT, a program for users and resellers of satellite IP data communications services. SmartSAT is built upon SmartGate application layer security technology that can overcome standing performance problems associated with satellite circuit propagation delays.

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

SmartGate  Enterprise  Solution
-------------------------------
V-ONE's powerful SmartGate server software, available on Windows NT, Solaris, BSD, and Red Hat Linux, allows a company to rapidly deploy a VPN solution scalable to hundreds of thousands of concurrent users. It enables secure access to TCP/IP based applications and other resources through the Internet by providing a framework for mutual authentication, strong data encryption, access control, audit logging and on-line registration. SmartGate works with all major firewalls and supports a wide range of third-party authentication systems including x.509 (PKI), LDAP, RSA SecurID, RADIUS, Entrust, and digital certificates from multiple providers. Since SmartGate operates at the application layer, it can be deployed into complex environments and overcome Network Address Translation issues and other obstacles commonly encountered in VPN implementations.

A  patented  OLR  system  enables  VPN  deployment  to end  users in a matter of
minutes.  User  IDs  can  be  automatically   generated  without  administrative
interaction.

SmartPass
---------
V-ONE's SmartPass client product runs as a non-intrusive application on the desktop or mobile device, or as a Java applet on a browser, to provide VPN connection services to the SmartGate server. The client is extremely well suited for user devices with minimal consumption of system resources such as memory and storage space. Installation is fast, simple and designed to take the complexity of VPN implementation out of the hands of end users. To securely connect, an end user simply enters an access code that verifies ownership of his or her authentication token that can reside on a hard drive, floppy disk or smart card. Advanced security related functions are performed automatically and hidden from the end user. SmartPass is available on a very broad range of computing platforms including Windows 95/98/NT/2000/XP/CE/Pocket PC, Solaris, HP-UX, BSD UNIX, Red Hat Linux, Mac and Palm OS.

SmartAdmin
----------
Management of a V-ONE VPN is handled by means of SmartAdmin, a powerful, flexible tool that enables administration of one or more SmartGate servers and allows full control of user access to specific resources. The controls are both easy to implement and precise. Access permissions can be as broad or as granular as required, ranging from company-wide visibility down to an individual who can access only a single file, application, service or URL. Access control permissions can be created for groups and support a powerful hierarchy capability (nested group) where groups inherit access permissions. Administration can be centralized or distributed, and performed locally or through a secure remote connection.

SmartGuard Appliances
---------------------
V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors. SmartGuard incorporates proven SmartGate security technology into a "drop-in" suite of devices that are easy to install, deploy, and manage:

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

The optional web accessible SmartGuard Command Center allows remote management of a fully meshed network for large scale enterprise class solutions. The ability to easily monitor, manage and control thousands of tunnels in a large VPN network from a simple graphical interface is targeted for complex enterprise and service provider implementations.

CUSTOMER SERVICE AND SUPPORT

V-ONE provides Tier 1 customer support service to direct customers and Tier 2 support service to its channel partners. V-ONE's Customer Care group provides standard response services and optional enhanced services for large implementations, including Extended Support and Rapid Response Support. Standard service provides live telephone and on-line support between 8:30 A.M. and 5:00 P.M. Eastern Standard Time during V-ONE's normal business days. In addition, V-ONE provides a toll-free callback system for customers who need service during non-standard hours. On-call support engineers provide telephone support during non-standard hours. Extended Support provides 24x7 coverage with standard response times. Rapid Response is 24x7 with shorter response windows.

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

Similar to many other companies in the security sector, recent softness in commercial IT spending and delays in government spending have adversely affected V-ONE's growth performance. However, the Company has gained market share in federal, state and local law enforcement and vertical market segments that require advanced security technology products to meet the needs of complex distributed network environments that must share information among disparate information assets.

V-ONE has a growing installed customer base in federal, state and local law enforcement. Successful law enforcement installations include the Department of Justice's RISS program, the FBI's LEO and InfraGard programs, the Gateway ISI Joint Terriorist Task Force program, the congressionally funded first responders CMI-Services program, as well as installations with the Department of Defense. Through its channel partners, the Company is gaining access to new customer accounts in both government and commercial enterprises.


Government Markets
------------------
V-ONE's strongest component of revenue growth is in the law enforcement sector based in part upon homeland security requirements. V-ONE security products have become the "de facto standard" for the Department of Justice "as is" network architecture for the FBI LEO, RISS and CMI-Services programs. V-ONE secures the backbone of the newly combined LEO/RISS information sharing networks that are critical to meeting strategic homeland security needs. CMI-Services, a Marine Corp/FEMA initiative, was added to this growing network during 2002, and expansion is planned in 2003 under the Department of Homeland Security. This network provides secure access to proprietary databases across federal, state and local government on a controlled "need to know" basis. In addition, order flow from the U.S. Department of Defense has increased, including maintenance orders and new product licenses for NAVAIR San Diego, JCS Pentagon, Bolling AFB, Hickham AFB, Military Transport Management, DSSA (Defense Security System Administration), Office of Inspector General, US Navy Undersea Warfare Laboratory, Defense Threat Reduction Agency, and others.

Commercial Markets
------------------
V-ONE has identified financial services, healthcare and transportation as target vertical markets, and is also pursuing the wireless and satellite segments within these markets. V-ONE is carefully focused on a targeted group of technologically sophisticated channel partners and is building additional channels through a manufacturer representative initiative. V-ONE's products are generating revenue through the Company's channel programs in North American and European commercial target markets. The expansion of the functionality of the SmartGuard appliance portfolio plays an important role in building V-ONE's channel program, allowing V-ONE to better address the enterprise market with "drop in" solutions for remote offices, corporate campuses, WLAN gateways, and high-availability requirements.

Satellite Market
----------------
To address a critical enterprise need for secure VPN satellite communication, V-ONE recently introduced SmartSAT, a program for users and resellers of satellite IP data communications services. SmartSAT is built upon SmartGate application layer security technology that can overcome long-standing performance problems associated with satellite circuit propagation delays. Satellite communications are a significant potential opportunity for VPN application; however, realizing acceptable performance from a VPN over satellite is a long-standing problem for IPSec VPN implementations. V-ONE application layer security technology overcomes performance problems experienced by IPSec implementations.

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

BACKLOG AND CUSTOMERS

The Company's customers order on an as-needed basis. The Company has typically been able to ship products within 30 days after a customer submits a firm purchase order. The Company does not generally maintain long-term contracts with its customers that require customers to purchase its products. Accordingly, the Company has not maintained and does not anticipate maintaining a backlog with the exception of long-term service contracts.

SUPPLY SOURCES

Components used in the Company's network security products consist primarily of computer diskettes and CD's purchased from commercial vendors. Components used in the Company's SmartGate server products, SmartGuard Appliance products and turnkey SmartWall products consist primarily of off-the-shelf computers, memory, displays, power supplies and third-party peripherals (such as hard drives and network interface cards).

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

PATENTS, PROPRIETARY TECHNOLOGY, TRADEMARKS AND LICENSES

The Company's success and ability to compete are substantially dependent upon internally developed technology and expertise. V-ONE has received eight patents that expire over a period between 2014 and 2017. The patents cover critical aspects of V-ONE technology, including ease of use advantages gained by quick client deployment, expandability and management features. The Company's stylized "V-ONE," the phrase "Security for a Connected World," and the Company's "SmartGate" and "SmartGuard" products and certain other products are the subject of U.S. and foreign tradename and trademark filings. Prosecution of these patent applications and any other patent applications that the Company may subsequently determine to file may require the expenditure of substantial resources. The issuance of a patent from a patent application may take 24 months or longer. There can be no assurance that the Company's technology will not become obsolete while the Company's applications for patents are pending. There also can be no assurance that any pending or future patent application will be granted, that any future patents will not be challenged, invalidated or circumvented or that the rights granted thereunder will provide competitive advantages to the Company. The Company has pursued patent protection outside of the United States for the technology covered by the most recently filed patent applications. There can be no assurance that any such protection will be granted or, if granted, that it will adequately protect the covered technology.

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

EMPLOYEES

As of February 28, 2003, the Company had 26 full-time employees and 5 consultants. Of these individuals, 12 were in sales and marketing, 11 were in research and product development, and 8 were in administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

V-ONE'S ACCUMULATED DEFICIT COULD AFFECT OVERALL OPERATIONS. As of December 31, 2002, V-ONE had an accumulated deficit of approximately $65,014,000. V-ONE currently expects to incur additional net losses over the next several quarters. V-ONE may not achieve or sustain profitability or significant revenues in the short run. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable to successfully address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

Revenues  for the years  1998,  1999,  2000,  2001 and 2002  were  approximately
$6,260,000,  $4,966,000,  $4,554,000,  $4,990,000 and $3,553,000,  respectively.
Losses attributable to holders of Common Stock for the years 1998, 1999, 2000, 2001 and 2002 were approximately $9,407,000, $9,952,000, $9,232,000, $9,911,000 and $6,227,000, respectively. V-ONE's results of operations in recent periods may not be an accurate indication of future results of operations in light of the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

OPERATING LEVELS WILL BE AFFECTED BY V-ONE'S NEED FOR ADDITIONAL CAPITAL. V-ONE's cash used in operating activities was approximately $3.2 million in fiscal 2002, an average "burn rate" of approximately $264,000 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003. The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

In addition, the Company was not able to satisfy the minimum listing requirements for continued listing on the Nasdaq SmallCap Market and is now trading on the OTC Bulletin Board ("OTCBB"). The transfer to the OTCBB was effected without interruption in the trading market for the Company's securities and the ticker symbol for the Company's securities has not changed.

In July 2002, the Company took steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003, approximating 20% of its employees. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, limited and targeted marketing operations to commercial accounts, and minimizing general and administrative expenditures and all possible capital expenditures. V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

SALES TO GOVERNMENT AGENCIES CONSTITUTE A SIGNIFICANT PERCENTAGE OF V-ONE'S REVENUE AND ARE SUBJECT TO VARIOUS POLICIES AND LENGTHY TESTING PERIODS. Government contracts may be terminated by the government without cause and no government agency or department has an obligation to purchase products from V-ONE in the future. Moreover, sales to and contracts with government agencies are subject to reductions or delays in funding, risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. In addition, product implementation in government sales may be subject to extended periods of rigorous validation testing and a lengthy approval process by government agencies and bureaus within an agency. Such testing and approval may delay contract awards and payments to V-ONE under such contracts. V-ONE estimates that for the fiscal year ended

December 31, 2002, sales to the U.S. government constituted approximately 60% of its revenue.

CONTINUED MARKET ACCEPTANCE OF SMARTGATE, SMARTGUARD AND SMARTWALL IS NOT GUARANTEED. V-ONE currently generates most of its product revenues from its software, SmartGate, and hardware, SmartGuard and SmartWall, products. SmartGate, SmartGuard and SmartWall have met with a favorable degree of market acceptance. The percentage of total revenue for software and hardware, respectively, was 56.3% to 17.4% for 2000, 50.0% to 23.6% for 2001 and 47.4% to
9.9% for 2002. However, SmartGate, SmartGuard or SmartWall may not continue to be accepted in the future. In addition, any or all of V-ONE's other current or future products could fail to win market acceptance.

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

RISK OF DEVELOPMENT DELAYS COULD AFFECT V-ONE'S ABILITY TO MEET DELIVERY SCHEDULES. V-ONE may experience delays in software development triggered by factors such as insufficient staffing or the unavailability of development related software, hardware or technologies. Further, when developing new software products, V-ONE's schedules may be altered as a result of changes to the product specifications in response to customer requirements, market developments, performance problems or V-ONE-initiated changes. When developing complex software products, the technology market may shift during the development cycle, requiring V-ONE either to enhance or change a product's specifications. All of these factors may cause a product to enter the market behind schedule, which may adversely affect market acceptance of the product or place it at a disadvantage to a competitor's product that has already gained market share or market acceptance during the delay.

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

ADVERSE ECONOMIC IMPACT OF A SLOWING GLOBAL ECONOMY COULD IMPAIR V-ONE'S REVENUES. The slowing global economy, as further hampered by the events of September 11, 2001, has created an uncertain international economic environment, and management cannot predict the impact of the slowing global economy, any future terrorist acts or any related military action on V-ONE's customers or their businesses. In particular, V-ONE's commercial customers could be negatively affected by the sluggish international economy. Although management believes that spending on security products will increase as a result of these events, if businesses curtail or eliminate capital spending on information technology, or if downturns in the Internet infrastructure and related markets continue, businesses may delay or cancel orders for security products which could result in reduced or cancelled orders for V-ONE's products. In addition, these uncertain economic times could cause longer sales cycles, payment delays and price pressure.

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

V-ONE DEPENDS ON KEY PERSONNEL WHO WOULD BE DIFFICULT TO REPLACE. V-ONE's success depends, to a large extent, upon the performance of its senior management and its technical, sales and marketing personnel. The loss of key personnel or the inability to attract additional qualified personnel could materially and adversely affect V-ONE's results of operations and product development efforts. V-ONE has entered into an employment agreement with Margaret E. Grayson, its President and Chief Executive Officer, that provides for fixed terms of employment. However, V-ONE has not historically provided such types of employment agreements to its other employees. This practice may adversely affect V-ONE's ability to attract and retain the necessary technical, management and other key personnel.


ITEM 2.  PROPERTIES

In 2002, the Company leased approximately 28,312 square feet of office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination of this lease in February 2003 included a full release of future occupancy obligations of the Company for these premises from the date of the lease termination. Amounts due for unpaid rents during the term of occupancy in the amount of $375,000, recorded as accrued rent, will be paid in equal monthly installments over two years beginning on March 1, 2003. The Company entered into a new lease agreement effective March 1, 2003 for 9,635 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland under a lease agreement that terminates on February 28, 2008. The Company expects that this space will be sufficient for its needs through expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded in the Nasdaq National Market from the Company's IPO on October 24, 1996 through September 3, 1999 when it was transferred to the Nasdaq SmallCap Market. In 2002, Nasdaq notified the Company that it had questions concerning, among other things, the Company's ability to maintain the minimum listing requirements for continued Nasdaq listing. The Company was not able to satisfy the minimum listing requirements. As a result, the Company's Common Stock was removed from the Nasdaq SmallCap Market and since October 18, 2002 has been trading on the OTCBB. The transfer to the OTCBB was effected without interruption in the trading market for the Company's securities and the ticker symbol for the Company's securities remains VONE. The following table sets forth the high and low prices of the Company's Common Stock for each quarter during the two-year period ended December 31, 2002. OTCBB prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         2002
                                         ----
                            High                     Low
                            ----                     ---
      First Quarter        $ 1.47                  $ 0.78
      Second Quarter       $ 0.93                  $ 0.50
      Third Quarter        $ 0.33                  $ 0.20
      Fourth Quarter       $ 0.40                  $ 0.13

                                       2001
                                       ----
                            High                     Low
                            ----                     ---
      First Quarter        $ 3.19                  $ 0.53
      Second Quarter       $ 2.80                  $ 0.94
      Third Quarter        $ 1.49                  $ 0.85
      Fourth Quarter       $ 1.98                  $ 0.89

According to records of the Company's transfer agent, the Company had approximately 214 record holders on February 28, 2003. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders. The following table sets forth the low and high sale prices of the Company's Common Stock for each quarter during the two-year period ended December 31, 2002.

The Company has never declared or paid cash dividends on its Common Stock. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its

Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and restrictions on the payment of dividends as required by the terms of the Company's 8% Secured Convertible Notes and Series C and Series D Preferred Stock, as discussed in
Note 6 to the financial statements beginning on page 30 of this Annual Report on Form 10-K.

The information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the "Equity Compensation Plans" section of the proxy statement for the Company's annual meeting of stockholders to be held on June 5, 2003.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 2000, 2001 and 2002 and balance sheets as of December 31, 2001 and 2002 are derived from the financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The following financial data as of December 31, 1998, 1999 and 2000 and for each of the years ended December 31, 1998 and 1999 are derived from audited financial statements of the Company not included in this Annual Report on Form 10-K. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                     Year ended December 31,
                                       ----------------------------------------------------------------------------------------

Statement of Operations Data:              1998                1999              2000                2001               2002
                                           ----                ----              ----                ----               ----
Revenues:
  Products                             $ 5,798,542        $ 3,427,422        $ 3,356,086         $ 3,669,817        $ 2,033,413
  Consulting and services                  461,263          1,538,258          1,197,544           1,320,345          1,519,613
                                       ------------       ------------       ------------        ------------       ------------
        Total revenues                   6,259,805          4,965,680          4,553,630           4,990,162          3,553,026
                                       ------------       ------------       ------------        ------------       ------------
Cost of revenues:
  Products                               1,623,396            973,866            441,752             824,305            190,262
  Consulting and services                  241,683            328,333            278,327             509,570            293,363
                                       ------------       ------------       ------------        ------------       ------------
Total cost of revenues                   1,865,079          1,302,199            720,079           1,333,875            483,625
                                       ------------       ------------       ------------        ------------       ------------
Gross profit                             4,394,726          3,663,481          3,833,551           3,656,287          3,069,401

Operating expenses:
  Research and development               2,618,914          2,848,955          3,440,397           4,009,889          2,720,321
  Sales and marketing                    7,132,656          6,491,987          6,041,926           4,891,170          3,028,590
  General and administrative             3,896,210          3,118,829          3,517,068           2,537,103          2,220,138
                                       ------------       ------------       ------------        ------------       ------------
Total operating expenses                13,647,780         12,459,771         12,999,391          11,438,162          7,969,049
                                       ------------       ------------       ------------        ------------       ------------
Operating loss                          (9,253,054)        (8,796,290)        (9,165,840)         (7,781,875)        (4,899,648)

Interest (expense) income:
  Interest expense                         (65,372)          (676,443)           (25,945)            (11,560)          (637,018)
  Interest income                          125,030            164,841            329,770             249,575             16,833
  Other (expense) income                         -                  -                  -           1,306,582             (7,558)
                                       ------------       ------------       ------------        ------------       ------------
        Total interest (expense)
            income                          59,658           (511,602)           303,825           1,544,597           (627,743)
                                       ------------       ------------       ------------        ------------       ------------

Net loss before extraordinary item      (9,193,396)        (9,307,892)        (8,862,015)         (6,237,278)        (5,527,391)

Extraordinary item - early
  extinguishment of debt                   110,879           (372,052)                 -                   -                  -
                                       ------------       ------------       ------------        ------------       ------------

Net loss                                (9,193,396)        (9,679,944)        (8,862,015)         (6,237,278)        (5,527,391)

Dividend on preferred stock                110,879            272,245            369,979             741,245            699,901
Deemed dividend on preferred stock         102,755                  -                  -           2,932,023                  -
                                       ------------       ------------       ------------        ------------       ------------

Loss attributable to holders
  of common stock                     $ (9,407,030)      $ (9,952,189)      $ (9,231,994)       $ (9,910,546)      $ (6,227,292)
                                       ============      =============      =============       =============      =============

Basic and diluted loss per share
  Loss before extraordinary item           $ (0.68)           $ (0.57)           $ (0.44)            $ (0.44)           $ (0.25)
                                       ============      =============      =============       =============      =============

  Net loss attributable to holders
    of common stock                        $ (0.68)           $ (0.59)           $ (0.44)            $ (0.44)           $ (0.25)
                                       ============      =============      =============       =============      =============

Weighted average number of
  common shares outstanding             13,898,450         16,938,205         20,871,076          22,576,188         25,230,360
                                       ============      =============      =============       =============      =============

                                                                             December 31,
                                       ----------------------------------------------------------------------------------------
                                           1998               1999                2000              2001               2002
                                           ----               ----                ----              ----               ----
Balance Sheet Data:

Working capital (deficit)              ($1,277,368)        $6,629,846         $1,591,967          $2,164,448        ($1,958,213)
Total assets                             3,922,192          9,775,436          5,450,618           4,732,324            972,082
Long-term debt, less current portion       197,982            119,746             47,803                   -                  -
Series A Convertible Preferred Stock             -                  -                  -                   -                  -
Series B Convertible Preferred Stock             -              1,288              1,288                   -                  -
Series C Redeemable Preferred Stock              -                335                 55                  43                 43
Series D Convertible Preferred Stock             -                  -                  -               3,675              3,021
Total shareholder's equity                 635,725          7,841,603          2,721,581           2,882,367        ($1,671,750)

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

See pages 13 through 16 for a more detailed discussion of the factors that may affect the Company's business.

OVERVIEW

The Company generates revenues primarily from software licenses and the sale of hardware products and, to a lesser extent, consulting and related services. The Company anticipates that revenues from software and hardware products will continue to be the principal source of the Company's total revenues. The Company does not have any off balance sheet arrangements or significant transactions with related parties.

CRITICAL ACCOUNTING POLICIES

V-ONE considers certain accounting policies related to revenue recognition, capitalized software development costs and valuation of accounts receivable to be critical policies due to the estimation processes involved in each.

Revenue Recognition
-------------------
V-ONE's revenue recognition policy is critical because revenue is a key component of the Company's results of operations. The Company follows very specific and detailed guidelines in measuring revenue; however, certain judgments affect the application of the Company's revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause operating results to vary significantly from quarter to quarter and could result in future operating losses.

Capitalized Software Development Costs
--------------------------------------
V-ONE's policy on capitalized software costs determines the timing of the Company's recognition of certain development costs. In addition, this policy determines whether the cost is classified as development expense or cost of license fees. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

Valuation of Accounts Receivable
--------------------------------
V-ONE maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of V-ONE's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:


                                        Year ended December 31,
                                   -----------------------------------
                                     2000         2001         2002
                                     ----         ----         ----
Revenues:

Products                             73.7%        73.5%        57.2%

Consulting and services              26.3         26.5         42.8
                                ----------   ----------   ----------
Total revenues                      100.0        100.0        100.0
                                ----------   ----------   ----------
Cost of revenues:

Products                              9.7         16.5          5.4

Consulting and services               6.1         10.2          8.3
                                ----------   ----------   ----------

Total cost of revenues               15.8         26.7         13.6
                                ----------   ----------   ----------

Gross profit                         84.2         73.3         86.4

Operating expenses:

Research and development             75.6         80.4         76.6

Sales and marketing                 132.7         98.1         85.2

General and administrative           77.2         50.8         62.5
                                ----------   ----------   ----------

Total operating expenses            285.5        229.3        224.3
                                ----------   ----------   ----------

Operating loss                     (201.3)      (156.0)      (137.9)

Other income (expense):

Interest expense                     (0.5)        (0.2)       (17.9)

Interest income                       7.2          5.0          0.5

Other income                            -         26.2         (0.2)
                                ----------   ----------   ----------

Total other income (expense)          6.7         31.0        (17.7)
                                ----------   ----------   ----------
Loss before extraordinary
 item                              (194.6)      (125.0)      (155.6)

Extraordinary loss - early
 extinguishment of debt                 -            -            -
                                ----------   ----------   ----------

Net loss                           (194.6)      (125.0)      (155.6)

Dividends on preferred stock          8.1         14.9         19.7

Deemed dividends on preferred
 stock                                  -         58.7            -
                                ----------   ----------   ----------

Loss attributable to holders
 of Common Stock                   (202.7)%     (198.6)%      175.3)%
                                ===========  ===========  ===========

COMPARISON OF FISCAL 2002 AND 2001

Revenues
--------

Total revenues decreased to approximately $3,553,000 in 2002 from approximately $4,990,000 in 2001. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased to approximately $2,033,000 in 2002 from approximately $3,670,000 in 2001. The decrease in product revenues from 2001 to 2002 was due principally to recognition of revenue in 2001 of approximately $1,236,000 under the Company's Licensing and Distribution Agreement with Citrix Systems, Inc., recorded as sales of the Company's SmartGate product.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased to approximately $1,520,000 in 2002 from approximately $1,320,000 in 2001.

Costs of Revenues
-----------------

Total costs of revenues as a percentage of total revenues were 13.6% and 26.7% in 2002 and 2001, respectively. The percentage decrease of 13.1% is comprised of lower costs of product revenue, which decreased to 5.4% in 2002 from 16.5% in 2001 and lower costs of consulting and services revenue, which decreased to 8.2% of total revenues in 2002 from 10.2% in 2001.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue decreased to approximately $190,000 in 2002 from approximately $824,000 in 2001, a decrease of $634,000. Costs of product revenue as a percentage of product revenues were 9.4% and 22.5% for 2002 and 2001, respectively. The dollar and percentage decreases in 2002 over 2001 were attributable primarily to a higher mix of SmartGate software licenses and a lower proportion of turnkey systems and third-party firewall sales (decreased $498,000 or 14.0% of total revenues), which have higher costs of revenues when compared to SmartGate software licenses.

Costs of consulting and services revenue consist principally of personnel and related costs incurred in providing consulting, support and training services to customers. Costs of consulting and services revenue decreased by $217,000 to approximately $293,000 in 2002 from $510,000 in 2001, due primarily to a smaller portion of third-party products with proportionately higher support costs (decreased $171,000 or 4.8% of total revenues) and lower costs of training (decreased $53,000 or 1.5% of total revenues). Costs of consulting and services revenue as a percentage of consulting and services revenues were 19.3% and 38.6% for 2002 and 2001, respectively.

Operating Expenses
------------------

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased to approximately $2,720,000 in 2002 from approximately $4,010,000 in 2001. Research and development expenses as a percentage of total revenues were 76.6% and 80.4% in 2002 and 2001, respectively. The dollar and percentage decreases in 2002 over 2001 of approximately $1,290,000 and 32.2%, respectively, were primarily due to decreases in the costs of personnel of approximately $484,000 and in consulting services of approximately $465,000. The Company believes that a continuing commitment to research and development is required to remain competitive.
Accordingly, if cash resources allow, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $3,029,000 in 2002 from approximately $4,891,000 in 2001. Sales and marketing expenses as a percentage of total revenues were 85.2% and 98.0% in 2002 and 2001, respectively. The dollar decrease of $1,862,000 and percentage decrease of 38.1% in 2002 from 2001 were principally due to lower costs of personnel (decreased $417,000 or 11.7% of total revenues), lower levels of advertising and promotion expenses (decreased $348,000 or 9.8% of total revenues), lower costs of travel (decreased $160,000 or 4.5% of total revenues), and lower costs of consulting (decreased $380,000 or 10.7% of total revenues) in 2002 over 2001.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $2,220,000 in 2002 from approximately $2,537,000 in 2001. General and administrative expenses as a percentage of total revenues were 62.5% and 50.8% in 2002 and 2001, respectively. The decrease in expense in 2002 resulted from lower costs of personnel (decreased $253,000 or 7.1% of total revenues), lower costs of consulting (decreased $120,000 or 3.4% of total revenues), partially offset by higher legal costs (increased $69,000 or 1.9% of total revenues) and higher costs of directors and officers insurance (increased $142,000 or 4.0% of total revenues) in 2002 compared with 2001. The increase in percentage of revenues of 11.7% consists of lower expenses of 12.5% and lower revenues of 28.8% for 2002.

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $17,000 in 2002 compared to $250,000 in 2001. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements of securities. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $12,000 in 2001 to approximately $637,000 in 2002, substantially all of which was for recognition of a beneficial conversion feature on the Company's 8% Secured Convertible Notes, discussed below. Other income in 2001 of approximately $1,307,000 represents the gain on the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder).

Income Taxes -- The Company did not incur income tax expenses in fiscal years ending December 31, 2002 and 2001 as a result of the net loss incurred during those periods. The Company expects that information relating to net operating loss carry forwards will be provided upon completion of the fiscal 2002 audit.

Dividends on Series C and D Preferred Stock -- The Company provided approximately $741,000 for a dividend on the Series C and Series D Preferred Stock during 2001, and approximately $700,000 for dividends on both the Series C and Series D Preferred Stock during 2002.

Deemed Dividends on Series D Preferred Stock -- In 2001, the Company recorded deemed dividends of $2,932,000 on the Series D Preferred Stock, in accordance with the accounting treatment for convertible preferred stock with a beneficial conversion feature. The proceeds received in the transaction were first allocated between the convertible instrument and the Series D detachable warrant on a relative fair value basis. The difference between the fair market value of the Common Stock on the commitment date and the effective conversion price was recorded as a deemed dividend.

Recorded Debt Discount Relating to 8% Secured Convertible Notes -- In 2002, upon the issuance of 8% Secured Convertible Notes ("Notes"), the Company recorded a debt discount of approximately $184,980 in accordance with the accounting requirements for a beneficial conversion feature on the Notes. During 2002, the Company amortized approximately $173,222 of the discount to interest expense. Additionally, the Company will record interest expense upon conversion of the Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. As of December 31, 2002, holders had converted $585,000, or 49% of the principal of the Notes, into shares of Common Stock. Upon such conversion, the Company recorded $101,600 in interest expense.

COMPARISON OF FISCAL 2001 AND 2000

Revenues
--------

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

Costs of Revenues
-----------------

Total costs of revenues as a percentage of total revenues were 26.7% and 15.8% in 2001 and 2000, respectively. The percentage increase of 10.9% is comprised of higher costs of product revenue which increased to 16.5% in 2001 from 9.7% in 2000, and higher costs of consulting and services revenue which increased to 10.2% of total revenues in 2001 from 6.1% in 2000.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue increased to approximately $824,000 in 2001 from approximately $442,000 in 2000, an increase of $382,000. Costs of product revenue as a percentage of product revenues was 22.5% and 13.2% for 2001 and 2000, respectively. The dollar and percentage increases in 2001 over 2000 were attributable in part to a higher mix of SmartGuard and SmartWall products and turnkey hardware sales (increased $273,000 or 5.5% of total revenues), which have higher costs of revenues, compared to SmartGate software licenses. An additional factor in the dollar and percentage increase was the impact of the write-off of obsolete inventory in 2001 which amounted to an increase over 2000 of approximately $153,000 or 3.1% of total revenues.

Costs of consulting and services revenue consist principally of personnel and related costs incurred in providing consulting, support and training services to customers. Costs of consulting and services revenue increased by $232,000 to approximately $510,000 in 2001 from $278,000 in 2000, due partially to a larger portion of third-party products with proportionately higher support costs (increased $104,000 or 2.1% of total revenues), and higher costs of training (increased $80,000 or 1.6% of total revenue). Costs of consulting and services revenue as a percentage of consulting and services revenues were 38.6% and 23.2% for 2001 and 2000, respectively.

Operating Expenses
------------------

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses increased to approximately

$4,010,000 in 2001 from approximately $3,440,000 in 2000. Research and development expenses as a percentage of total revenues were 75.6% and 80.4% in 2000 and 2001, respectively. The dollar and percentage increases in 2001 over 2000 of approximately $570,000 and 16.6%, respectively, were primarily due to increases in the costs of personnel, higher by approximately $262,000, and in consulting services, higher by approximately $167,000, associated with the Company's product development efforts.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $4,891,000 in 2001 from approximately $6,042,000 in 2000. Sales and marketing expenses as a percentage of total revenues were 98.0% and 132.7% in 2001 and 2000, respectively. The dollar decrease of $1,151,000 and percentage decrease of 19.0% in 2001 from 2000 were principally due to lower costs of personnel (decreased $774,000 or 15.5% of total revenues), lower levels of advertising and promotion expenses (decreased $294,000 or 5.9% of total revenues), and lower costs of travel (decreased
$287,000 or 5.8% of total revenues), offset in part by additional costs of consulting (increased $448,000 or 9.0% of total revenues) in 2001 over 2000.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $2,537,000 in 2001 from approximately $3,517,000 in 2000. General and administrative expenses as a percentage of total revenues were 50.8% and 77.2% in 2001 and 2000, respectively. The decrease in expense in 2001 resulted from lower costs of personnel (decreased $610,000 or 12.2% of total revenues) and lower legal costs (decreased $289,000 or 5.8% of total revenues) in 2001 compared with 2000. The decrease in percentage of revenues of 26.4% consists of lower expenses of 21.5% and higher revenues of 4.9% for 2001.

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $250,000 in 2001 compared to $330,000 in 2000. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements of securities. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense was approximately $12,000 and $26,000 in 2001 and 2000, respectively. Other income in 2001 of approximately $1,307,000 represents the gain on the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder).

Income Taxes -- The Company did not incur income tax expenses in fiscal years ending December 31, 2001 and 2000 as a result of the net loss incurred during those periods. As of December 31, 2001, the Company had net operating loss carry forwards of approximately $48,600,000 as a result of net losses incurred since inception. These net losses result in a future tax benefit of $19,019,000, which can be used to offset future taxable income.

Dividends  on  Series  C  and  D  Preferred   Stock  --  The  Company   provided
approximately $370,000 for a dividend on the Series C Stock during 2000, and approximately $741,000 for dividends on both the Series C and Series D Preferred Stock during 2001.

Deemed Dividends on Series D Preferred Stock -- In 2001, the Company recorded deemed dividends of $2,932,000 on the Series D Preferred Stock, in accordance with the accounting treatment for convertible preferred stock with a beneficial conversion feature. The proceeds received in the transaction were first allocated between the convertible instrument and the Series D detachable warrant on a relative fair value basis. The difference between the fair market value of the Common Stock on the commitment date and the effective conversion price was recorded as a deemed dividend.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's operating activities used cash of approximately $3,167,000, $7,771,000, and $6,700,000 in 2002, 2001 and 2000, respectively. In 2002, cash used in operating activities was principally a result of net losses. The decrease in cash used in operating activities in 2002 includes a decrease of $1,290,000 in engineering expenses, a reduction of approximately $2,180,000 in sales, marketing and general and administrative expenses, a decrease in deferred revenue of $168,000 and an increase in accounts payable of $466,000. The increase from 2000 to 2001 in cash used in operating activities included a reduction in net loss of $2,624,737, comprised of a reduction of approximately $2,131,000 in sales, marketing and general and administrative expenses and an increase of $570,000 in engineering expenses offset by a drop in accounts payable of $607,000 and in deferred revenue of $161,000.

Net capital expenditures for property and equipment were approximately $69,000, $370,000 and $774,000 in 2002, 2001 and 2000 respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures decrease of approximately $301,000 in 2002 was due in part to conservation of funds. The Company's largest capital expenditures in 2002 were a telephone system at a cost of approximately $52,000 and replacement of a capital lease having an estimated annual cost of $77,000.

As of December 31, 2002, the Company's principal commitments consisted of obligations outstanding under two operating leases for copier equipment and the facility lease for its office space. In February 2003, the Company terminated its lease for office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination included a full release of all occupancy obligations of the Company for these premises from the date of the lease termination. Amounts due for unpaid rents during the term of occupancy in the amount of $375,000, recorded as accrued rent, will be paid in equal monthly installments over two years beginning on March 1, 2003. The Company entered into a new lease agreement effective March 1, 2003 for 9,635 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland under a lease agreement that terminates on February 28, 2008. V-ONE's current aggregate annual rent obligation is approximately $253,000 for 2003, $231,000 for 2004, $235,000 for 2005, $230,000 for 2006, $237,000 for 2007 and $40,000 for 2008.

In February 2001, the Company completed a private placement of equity securities resulting in net proceeds of approximately $6.3 million and completed the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder) in March 2001 for approximately $1.6 million in net proceeds.

In closings on July 23 and 26 and August 2, 2002, V-ONE issued 8% Secured Convertible Notes with detachable warrants for an aggregate principal amount of $1,188,000. The Notes mature 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The rate of interest payable during such extension of the Notes is 10% per annum. The holders may convert their Notes at any time into the Company's Common Stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of Common Stock for the five trading day period immediately preceding the Company's receipt of the holders' notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the Note holders. As of December 31, 2002, a total of $585,000 in principal on the Notes had been converted into Common Stock, with a total debt obligation of $603,000 remaining. In January 2003, an additional $25,000 was converted into shares of Common Stock, reducing the Company's debt obligation on the principal of the Notes to $578,000. The Notes mature on July 23, July 26 and August 6, 2003, and unless the Notes are converted before those dates, the Company must pay the outstanding Note obligations in cash. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share.

All of the proceeds received from the Note offering were used during fiscal 2002 for general working capital purposes, including funding of operations and cash flow requirements. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover future costs of operations and meet future cash flow requirements. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003. V-ONE is seeking to expand its current banking relationships to explore other alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

In July 2002, the Company took steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003, approximating 20% of its employees. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, limited and targeted marketing operations to commercial accounts, and minimizing general and administrative expenditures and all possible capital expenditures. V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                V-ONE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                    --------



      Balance Sheets                                            30

      Statements of Operations                                  31

      Statements of Stockholders' Equity                        32

      Statements of Cash Flows                                  33

      Notes to Financial Statements                             34

      Schedule of Valuation and Qualifying Accounts for
        the years ended December 31, 2000, 2001 and 2002        52

The audit of the Company's financial statements at December 31, 2002 is in progress but will not be completed in time to include audited financial statements and a Report of Independent Auditors in this Annual Report on Form 10-K. When the audit is completed and a Report of Independent Auditors is issued, the Company expects to file an amended Annual Report on Form 10-K.

                                V-ONE CORPORATION
                                 BALANCE SHEETS

                                                                        December 31,
                                                              -------------------------------
                           ASSETS                                 2002               2001
                                                                  ----               ----
Current assets:
  Cash and cash equivalents                                   $   128,985        $ 2,608,690
  Accounts receivable, less allowances of $93,877 and
    $72,035 respectively                                          237,695            859,658
  Inventory, less allowances of $44,738 and
    $29,593 respectively                                            5,478             57,354
  Prepaid expenses and other current assets                       280,630            407,913
                                                              ------------       ------------
    Total current assets                                          652,788          3,933,615

Property and equipment, net                                       319,294            748,513
Other assets                                                            -             50,196
                                                              ------------       ------------
    Total assets                                                $ 972,082         $4,732,324
                                                              ============       ============


           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                       $ 1,235,574          $ 769,319
  Deferred revenue                                                784,185            952,044
  Notes payable                                                   591,242                  -
  Capital lease obligations - current                                   -             47,804
                                                              ------------       ------------
    Total current liabilities                                   2,611,001          1,769,167
  Deferred rent                                                    32,831             80,790
  Capital lease obligations - noncurrent                                -                  -
                                                              ------------       ------------
    Total liabilities                                           2,643,832          1,849,957

  Commitments and contingencies                                         -                  -

Stockholders' equity:
Preferred Stock, $.001 par value,13,333,333 shares
  authorized
  Series C redeemable preferred stock,
    500,000 designated, 42,904 shares issued and
    outstanding (liquidation preference of $1,126,000)                 43                 43
  Series D redeemable preferred stock, 3,675,000
    designated, 3,021,000 and 3,675,000 issued and
    outstanding, respectively (liquidation preference
    of $5,770,110 and $7,019,250 respectively)                      3,021              3,675
Common Stock, $0.001 par value; 50,000,000 shares
    authorized; 26,649,301 and 23,594,904 shares
    issued and outstanding, respectively                           26,649             23,595
Accrued dividends payable                                       1,575,709            875,808
Additional paid-in capital                                     61,737,266         60,766,392
Accumulated deficit                                           (65,014,438)       (58,787,146)
                                                              ------------       ------------
    Total stockholders' equity                                 (1,671,750)         2,882,367
                                                              ------------       ------------
    Total liabilities and stockholders' equity                  $ 972,082         $4,732,324
                                                              ============       ============


   The accompanying notes are an integral part of these financial statements.

                               V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                       -----------------------------------------------
                                            2002            2001              2000
                                            ----            ----              ----
Revenues:
  Products                             $  2,033,413     $  3,669,817     $  3,356,086
  Consulting and services                 1,519,613        1,320,345        1,197,544
                                       -----------------------------------------------
    Total revenues                        3,553,026        4,990,162        4,553,630
                                       -----------------------------------------------

Cost of revenues:
  Products                                  190,262          824,305          441,752
  Consulting and services                   293,363          509,570          278,327
                                       -----------------------------------------------
Total cost of revenues                      483,625        1,333,875          720,079
                                       -----------------------------------------------

Gross profit                              3,069,401        3,656,287        3,833,551

Operating expenses:
  Research and development                2,720,321        4,009,889        3,440,397
  Sales and marketing                     3,028,590        4,891,170        6,041,926
  General and administrative              2,220,138        2,537,103        3,517,068
                                       -----------------------------------------------
Total operating expenses                  7,969,049       11,438,162       12,999,391
                                       -----------------------------------------------

Operating loss                           (4,899,648)      (7,781,875)      (9,165,840)

Interest (expense) income:
Interest expense                           (637,018)         (11,560)         (25,945)
Interest income                              16,833          249,575          329,770
Other (expense) income                       (7,558)       1,306,582                -
                                       -----------------------------------------------
    Total interest (expense) income        (627,743)       1,544,597          303,825
                                       -----------------------------------------------

Net loss before extraordinary item       (5,527,391)      (6,237,278)      (8,862,015)

Extraordinary item - early
extinguishment of debt                            -                -                -
                                       -----------------------------------------------

Net loss                                 (5,527,391)      (6,237,278)      (8,862,015)

Dividend on preferred stock                 699,901          741,245          369,979
Deemed dividend on preferred stock                -        2,932,023                -
                                       -----------------------------------------------

Loss attributable to holders
  of common stock                      $ (6,227,292)    $ (9,910,546)    $ (9,231,994)
                                       ===============================================

Basic and diluted loss per share
Loss before extraordinary item              $ (0.25)         $ (0.44)         $ (0.44)
                                       ===============================================

Net loss attributable to holders of
  common stock                              $ (0.25)         $ (0.44)         $ (0.44)
                                       ===============================================

Weighted average number of
  common shares outstanding              25,230,360       22,576,188       20,871,076
                                       ===============================================


   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                                      Series B, C & D    Accrued    Additional
                                  Common Stock        Preferred Stock    Dividend    Paid-in   Subscriptions  Accumulated
                               Shares      Amount    Shares     Amount   Payable     Capital    Receivable      Deficit       Total
                               ------      ------    ------     ------   --------   ---------- -------------  -----------     -----
 Balance, December 31, 1999   18,233,780  $ 18,233  1,622,554  $ 1,623  $ 272,245  $ 47,197,893  $(3,785) $(39,644,606) $ 7,841,603
Issuance of common stock, net
  of issuance costs              915,596       915          -        -          -     3,472,190        -             -    3,473,105
Exercise of common stock
   options, net of issuance
   costs                          59,500        60          -        -          -       169,637        -             -      169,697
Conversion of Series C
  preferred stock to common
  stock                        2,900,309     2,901   (280,286)    (280)  (461,313)      458,676        -             -          (16)
Adjustment and collection
 of notes receivable for
 stock                                 -         -          -        -          -             -    3,785             -        3,785
Dividend on preferred stock            -         -          -        -    369,979             -        -      (369,979)           -
Issuance of common stock
 options to consultants                -         -          -        -          -        95,422        -             -       95,422
Net loss                               -         -          -        -          -             -        -     8,862,015)  (8,862,015)
                              ------------------------------------------------------------------------------------------------------
 Balance, December 31, 2000   22,109,185  $ 22,109  1,342,268  $ 1,343  $ 180,911  $ 51,393,818   $    -  $(48,876,600) $ 2,721,581
Employee stock purchase plan
  net of issuance costs           29,399        29          -        -          -        11,980        -             -       12,009
Exercise of common stock
  options, net of issuance
  costs                           31,230        31          -        -          -        50,774        -             -       50,805
Conversion of Series B
  preferred stock to common
  stock                        1,287,554     1,288 (1,287,554)  (1,288)         -             -        -             -            -
Conversion of Series C
  preferred stock to common
  stock                          137,536       138    (11,810)     (12)   (46,348)      (38,482)       -             -      (84,704)
Issuance of Series D
  preferred stock, net of
  issuance costs                       -         -  3,675,000    3,675          -     6,266,047        -             -    6,269,722
Deemed Dividend on Series D            -         -          -        -          -     2,932,023        -    (2,932,023)           -
Dividend on preferred stock            -         -          -        -    741,245             -        -      (741,245)           -
Issuance of common stock
  options to consultants               -         -          -        -          -       150,232        -             -      150,232
Net loss                               -         -          -        -          -             -        -    (6,237,278)  (6,237,278)
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 2001    23,594,904  $ 23,595  3,717,904  $ 3,718  $ 875,808   $ 60,766,392 $     -  $(58,787,146) $ 2,882,367
                              ------------------------------------------------------------------------------------------------------
Employee stock purchase plan
  net of issuance costs           60,397        60          -        -          -        19,089        -             -       19,149
Conversion of Note payable
  to common stock              2,340,000     2,340          -        -          -       582,660        -             -      585,000
Conversion of Series D
  preferred stock to common
  stock                          654,000       654   (654,000)    (654)         -             -        -             -            -
Deemed Dividend on Series D            -         -          -        -          -             -        -             -            -
Dividend on preferred stock            -         -          -        -    699,901             -        -      (699,901)           -
Issuance of common stock
  options to consultants               -         -          -        -          -        82,545        -             -       82,545
Beneficial Conversion Note
  payable warrants                     -         -          -        -          -       286,580        -             -      286,580
Net loss                               -         -          -        -          -             -        -    (5,527,391)  (5,527,391)
                              ------------------------------------------------------------------------------------------------------
Balance, December 31, 2002    26,649,301  $ 26,649  3,063,904  $ 3,064 $1,575,709  $ 61,737,266  $     -  $(65,014,438) $(1,671,750)
                              ------------------------------------------------------------------------------------------------------

                                   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                    Year ended December 31,
                                                       ----------------------------------------------
                                                            2002              2001            2000
                                                            ----              ----            ----
Cash flows from operating activities:
Net loss                                               $ (5,527,391)    $ (6,237,278)   $ (8,862,015)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                              431,225           514,354        429,939
  Amortization                                               66,566            36,811              -
  Gain on sale of investment                                      -        (1,375,000)             -
  Amortization of deferred financing costs                  608,837                 -              -
  Noncash charge related to issuance of warrants
    and options and stock compensation                       82,545           150,232        377,422
Changes in operating assets and liabilities:
  Accounts receivable, net                                  621,963           (82,813)        78,008
  Inventory, net                                             51,876           114,823       (126,090)
  Prepaid expenses and other assets                         246,453           (85,310)       529,045
  Accounts payable and accrued expenses                     466,255          (606,621)       218,279
  Deferred revenue                                         (167,859)         (161,157)       692,280
  Deferred rent                                             (47,959)          (39,359)       (36,561)
                                                       ----------------------------------------------
    Net cash used in operating activities                (3,167,489)       (7,771,318)    (6,699,693)

Cash flows from investing activities:
  Net purchase of property and equipment                    (68,572)         (370,279)      (773,629)
  Collection of note receivable                                   -                 -          3,785
  Proceeds from sale of investment                                -         1,625,000              -
                                                       ----------------------------------------------
    Net cash used in investing activities                   (68,572)        1,254,721       (769,844)

Cash flows from financing activities:
  Issuance of common stock under employee stock plans        19,149            23,951              -
  Issuance of preferred stock, net of
    subscriptions receivable                                      -         7,019,250      3,375,000
  Issuance of notes payable                                 603,000                 -              -
  Notes payable converted to common stock                   585,000                 -              -
  Payment of debt financing costs                          (402,989)                -              -
  Payment of preferred stock dividends                            -              (259)           (16)
  Payment of stock issuance costs                                 -          (761,468)      (183,895)
  Redemption of preferred stock                                   -           (84,447)             -
  Exercise of stock options and warrants                          -            50,805        169,697
  Principal payments on capital lease obligations           (47,804)          (71,943)       (78,794)
                                                       ----------------------------------------------
    Net cash provided by financing activities               756,356         6,175,889      3,281,992
                                                       ----------------------------------------------

Net (decrease) increase in cash and cash equivalents     (2,479,705)         (340,708)    (4,187,545)

Cash and cash equivalents, beginning of year              2,608,690         2,949,398      7,136,943
                                                       ----------------------------------------------
Cash and cash equivalents, end of year                 $    128,985      $  2,608,690    $ 2,949,398
                                                       ==============================================


   The accompanying notes are an integral part of these financial statements.

1.    NATURE OF BUSINESS

      V-ONE Corporation ("V-ONE" or the "Company") develops, markets and licenses a comprehensive suite of network security products that enables organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets located in Europe and Asia.

2.    MANAGEMENT'S PLANS

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,000, $6,237,278 and $8,862,015 for the years ended December 31,
      2002, 2001 and 2000, respectively. In addition, the Company expects to continue to incur losses during 2003.

      V-ONE's cash used in operating activities was approximately $3.2 million in fiscal 2002, an average "burn rate" of approximately $264,000 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements.

      In July 2002, the Company took steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003, approximating 20% of its employees. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, limited and targeted marketing operations to commercial accounts, and minimizing general and administrative expenditures and all possible capital expenditures. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

      V-ONE may not be successful in further reducing operating levels or, even at reduced operating levels, V-ONE may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003. In addition to continuing to pursue capital investment, the Company continues to explore other alternatives to preserve V-ONE's operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

3.    SIGNIFICANT ACCOUNTING POLICIES

      Revenue Recognition
      -------------------

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

      In 2000, the Company entered into a contract which contains multiple elements, including specified upgrades. Because the Company had not established vendor specific objective evidence for the specified upgrades, all revenues under the contract were deferred until the upgrades are delivered. At December 31, 2000, the Company had $500,000 in deferred revenue related to this contract. On October 26, 2001, the Company executed a new agreement which removed the specified upgrades. This completed the Company's obligations for delivery of all specific product requirements under the initial contract and allowed the Company to recognize approximately $1.2 million of revenue in the fourth quarter of 2001.

      The Company's revenue recognition policies for the years ended December 31, 2002, 2001 and 2000 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants.

      Research and Development and Software Development Costs
      -------------------------------------------------------

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

      Use of Estimates
      ----------------

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      Cash and Cash Equivalents
      -------------------------

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents include time deposits with commercial banks used for temporary cash management purposes.

      Inventories
      -----------

      Inventories are valued at the lower of cost or market and consist primarily of computer equipment for sale on orders received from customers and other vendor software licenses held for resale. Cost is determined based on specific identification.

      Property and Equipment
      ----------------------

      Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Capital leases are recorded at their net present value on the inception of the lease. Depreciation expense was $497,790, $551,165 and $429,939 for the years ended December 31, 2002, 2001 and 2000, respectively.

      Advertising Costs
      -----------------

      The Company expenses all advertising costs as incurred. The Company incurred approximately $30,000, $149,000 and $177,000 in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

      Stock-Based Compensation
      ------------------------

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25 (see Note 6).

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

      Income Taxes
      ------------

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

      Net Loss Per Common Share
      -------------------------

      The Company follows Financial Accounting Standards Board Statement No. 128, "Earnings Per Share" ("SFAS 128"), for computing and presenting net income per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants as the computation would be anti-dilutive. A reconciliation of the net loss available for common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 10.

      Risks, Uncertainties and Concentrations
      ---------------------------------------

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

      In 2002, two suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $75,000 from Arrow MOCA, Incorporated and computer hardware for the Company's SmartGuard product worth approximately $17,000, representing 66% and 15% of total purchases, respectively. In 2001, three suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $162,000 from Ingram Micro and approximately $180,000 from Arrow MOCA, Incorporated. The two resellers of SUN equipment represented 33% and 37% of total purchases. In addition, the Company purchased approximately $88,000 of computer hardware from SteelCloud Corporation for the Company's SmartGuard product, which constituted approximately 18% of total purchases.

      During the years ended December 31, 2002, 2001 and 2000, 15%, 11% and 21% of sales, respectively, related to sales to international customers. During the years ended December 31, 2002, 2001 and 2000, sales related to government agencies were 60%, 43% and 40% of sales, respectively.

      Fair Value of Financial Instruments
      -----------------------------------

      At December 31, 2002 and 2001, the carrying value of current financial instruments such as cash, accounts receivable, inventory, accounts payable, accrued liabilities and capital lease obligation approximated their market values, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rates, and other appropriate valuation methodologies.

      Reclassifications
      -----------------

      Certain prior year amounts have been reclassified to conform to the 2002 presentation.

      New Accounting Standards
      ------------------------

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

 4.   SELECTED BALANCE SHEET INFORMATION

      Property and equipment consisted of the following at December 31:

                                                  2002          2001
                                             ----------------------------
        Office and computer equipment      $   1,329,617      1,423,083
        Office and computer equipment
           under capital leases                        -        299,497
        Capitalized software                     139,076        139,076
        Leasehold improvements                   186,467        177,664
        Furniture and fixtures                   308,008        257,978
                                             ------------- --------------
                                                1,963,168      2,297,298
        Less:  accumulated depreciation        (1,643,874)    (1,548,785)
                                             ------------- --------------
                                           $     319,294        748,513
                                             ============= ==============

        Other assets consisted of the following at December 31:

                                                 2002           2001
                                              -----------    -----------
        Deposits                            $          -  $      50,196
        Investment in Network Flight                   -              -
          Recorder
                                              -----------    -----------
                                            $          -  $      50,196
                                              ===========    ===========

      The Company sold its stock in NFR in February 2001 for $1,625,000, resulting in a net gain of $1,375,000.

      Accounts payable and accrued expenses consisted of the following at December 31:

                                                 2002           2001
                                             ------------   ------------
        Accounts payable                   $   1,025,810  $     375,883
        Accrued compensation                     140,941        260,036
        Other accrued expenses                    68,823        133,400
                                             ------------   ------------
                                           $   1,235,574  $     769,319
                                             ============   ============

5.    INCOME TAXES

      The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                              2002*           2001
                                                         -------------

       Inventory                           $                $   11,574
       Accounts receivable                                      28,173
       Property and equipment                                  (25,910)
       Deferred rent                                            31,598
       Non-deductible accruals                                  83,235
       Net operating loss carry forward                     19,019,278
                                                         -------------
       Total deferred tax asset                             19,147,948
       Valuation allowance                                 (19,147,948)
                                                         -------------
       Net deferred tax asset              $                $        -
                                                         =============

      A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 2001 and 2002 is as follows:

                                              2002*           2001
                                                         -------------

        Federal income tax (benefit) at
        statutory rate                                        (34.0%)
        State income taxes, net                                (4.6%)
        Permanent items                                         0.2%
        Net change in valuation allowance                      38.4%
                                                           ----------
        Provision for Income Taxes                              0.0%
                                                           ==========

      * The Company expects that information relating to 2002 income taxes will be provided upon completion of the fiscal 2002 audit.

 6.   COMPANY DEBT AND SHAREHOLDERS' EQUITY

      8% Secured Convertible Notes
      ----------------------------

      In closings on July 23 and 26 and August 2, 2002, V-ONE issued 8% Secured Convertible Notes with detachable warrants for an aggregate principal amount of $1,188,000. The Notes mature 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The rate of interest payable during such extension of the Notes is 10% per annum.

      The holders may convert the principal amount of their Notes plus accrued interest at any time prior to maturity into (i) Common Stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Common Stock for the five trading day period immediately preceding the Company's receipt of the holders' notification of conversion or (ii) new V-ONE securities issued in any round of financing the gross proceeds of which are greater than $3,000,000 at a conversion price based upon the price at which the new securities are convertible into Common Stock.

      Notwithstanding the previous paragraph, if, prior to maturity, V-ONE receives gross proceeds of $3,000,000 or more from the sale of new securities, then the holders must convert the principal amount of their Notes plus accrued interest into (i) shares of Common Stock at the Common Stock conversion price or (ii) shares of new securities at the new securities conversion price. The holders, however, will have no mandatory conversion obligation if V-ONE receives gross proceeds of $6,000,000 or more from the sale of new securities.

      An event of default will occur if V-ONE defaults in the payment of the Notes and the default continues for five days, or upon the occurrence of other typical default events, including, but not limited to, an assignment for the benefit of creditors, an adjudication of bankruptcy, an application for the appointment of a trustee or receiver or the dissolution of V-ONE. If an event of default occurs, the Notes will bear interest at the fixed rate of 15% from the date of acceleration resulting from the default. The Notes are secured by all of V-ONE's assets, except for proprietary technology, intellectual property and source code information.

      For so long as any of the Notes remain outstanding, V-ONE shall not, without the consent of the placement agent for the Note offering or of a majority of the principal amount of the Notes outstanding, declare or pay any cash dividend or purchase, retire or otherwise acquire for value any of its capital stock.

      In connection with the Notes offering, V-ONE issued detachable warrants to purchase 1,188,000 shares of Common Stock to provide 100% warrant coverage to the holders of the Notes. The exercise price of the warrants is $0.50 per share and they are exercisable for a period beginning six months after issuance and ending five years after issuance. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. V-ONE will have the right to require the exercise of the warrants if the closing sales price of Common Stock is equal to or greater than $3.00 per share for any consecutive 20 trading days and the shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended.

      The exercise price and number of shares of Common Stock to be issued upon exercise of the warrants are subject to equitable adjustment in the event of stock dividends, stock splits and similar events affecting the Common Stock. In addition, if V-ONE issues any shares of Common Stock or equivalents at a purchase price less than the then current market price of the Common Stock or the warrant exercise price, the exercise price will be equitably reduced, and number of shares of Common Stock to be issued upon exercise of the warrants adjusted accordingly.

      Also in connection with the Notes offering, V-ONE granted warrants to purchase a total of 336,750 shares of Common Stock to Joseph Gunnar & Co., LLC and LaSalle St. Securities, LLC, placement agent and subagent, respectively, for the Notes offering. The terms of the placement agent warrants mirror those of the detachable warrants granted in connection with the Notes offering.

      Series C Preferred Stock
      ------------------------

      On September 9, 1999, the Company issued 335,000 shares of Series C Preferred Stock ("Series C Stock") and non-detachable warrants to purchase 3,350,000 shares of the Company's Common Stock ("Series C Warrants") to certain accredited investors. The Series C Stock was sold in units, with each unit consisting of one share of Series C Stock and a Series C Warrant to purchase ten shares of Common for a price of $26.25 per unit. The Company received $7,918,684 in proceeds net of issuance costs of approximately $875,000. The Series C Warrants are immediately exercisable at a price of $2.625 per share and will remain exercisable until 90 days after all of the Series C Stock has been redeemed and the shares of the Common Stock underlying the Series C Warrants have been registered for resale.

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

      At least 51% of the outstanding shares of Series C Stock must vote affirmatively as a separate class for (i) the voluntary liquidation, dissolution or winding up of the Company, (ii) the issuance of any securities senior to the Series C Stock and (iii) the declaration or payment of a cash dividend on all junior stocks and certain amendments to the Company's certificate of incorporation. Prior to the exercise of the Series C Warrants, the holders shall also be entitled to ten common votes for each share of Series C Stock on all matters on which Common Stockholders are entitled to vote, except in connection with the election of the Board of Directors. As long as at least 51% of the Series C Stock is outstanding, the holders shall have the right to elect one director to the Company's Board of Directors.

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

      At any time after all of the Series C Warrants have been exercised by a holder, that holder shall have the right to require the Company to redeem all of its then outstanding shares of Series C Stock. The redemption price for each share of Series C Stock shall be the $26.25 per share purchase price plus all unpaid dividends and is payable at the option of the Company in either cash or shares of Common Stock.

      Throughout 2000, certain holders of the Series C Stock chose to exercise their warrants through a cashless exercise provision. The cashless exercise provision allowed the holders to remit each share of Series C Stock in exchange for 10 shares of Common Stock. A total of 280,286 shares of Series C Stock were remitted for 2,802,860 shares of Common Stock. An additional 97,449 shares were issued as a result of dividends earned on the Series C Stock. For the year ended December 31, 2001 a total of 11,810 shares of Series C Stock were remitted for 118,100 shares of Common Stock, and an additional 19,436 shares were issued as a result of dividends earned on the Series C Stock. At December 31, 2001 there were 42,904 shares of Series C Stock outstanding. The dividend payable on these shares equaled $260,422, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date. At December 31, 2002, 42,904 shares of Series C Stock remain outstanding. The dividend payable on these shares equals $373,044, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

      Series D Convertible Preferred Stock
      ------------------------------------

      On February 14, 2001, V-ONE issued 3,675,000 shares of Series D stock ("Series D Stock") with warrants to purchase 735,000 shares of Common Stock ("Series D Warrants"). The Series D Stock was sold in units, with each unit consisting of five shares of Series D Stock and a Series D Warrant to purchase one share of Common Stock. The Series D Warrants are immediately exercisable at a price of $2.29 per share and will remain exercisable until February 14, 2004.

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

      V-ONE has the right to redeem the outstanding Series D Stock in whole at any time after February 14, 2004, and on or prior to February 14, 2004 (i) upon the closing of an underwritten public offering in excess of $20.0 million and at a price in excess of $3.00 per share, or (ii) if the average closing bid price of the Common Stock for any 20 trading days during any 30 trading days ending within five trading days prior to the date of notice of redemption is at least $5.75 per share, subject in either case to the right of any holder of Series D Stock to convert his, hers, or its Series D Stock into Common Stock. The redemption price will be paid in cash in full and be the greater of $1.91 per share or the fair market value of each share of Series D Stock plus all unpaid dividends.

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

      In 2002, certain holders of the Series D Stock chose to convert their Series D Stock to Common Stock at the conversion ratio of one share of Series D Stock for one share of Common Stock. A total of 654,000 shares of Series D Stock were remitted for 654,000 shares of Common Stock.

      V-ONE has granted registration rights to the purchasers of the Notes and the Series C and Series D Stock whereby V-ONE is obligated, in certain instances, to register the shares of Common Stock issuable upon conversion of the Notes and Series D Stock and exercise of the warrants attached to the Notes and the Series C and Series D Stock.

      Common Stock
      ------------

      In March 2000, the Company issued 500,000 shares of Common Stock at a purchase price of $4.75 per share to Cranshire Capital L.P. in exchange for $2,375,000.

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

      In May 2000, the stockholders approved an increase in the number of shares of authorized Common Stock to 50,000,000.

      In June 2000, the Company issued 274,967 shares of Common Stock at a purchase price of $3.64 per share to Citrix Systems, Inc. in exchange for $1,000,000.

      Warrants
      --------

      In addition to the warrants attached to the Notes and the Series C and Series D Stock discussed above, the Company issued the following warrants to purchase Common Stock during the years ended December 31, 2000, 2001, and 2002:

      On November 21, 1997, the Company issued a warrant to purchase 300,000 shares of Common Stock with an exercise price of $3.125 per share to the Company's President and Chief Executive Officer. On November 27, 2000, upon the resignation of the former officer, an agreement was reached whereby one half of these warrants were cancelled and the other half were extended to a new expiration date of November 27, 2005. Because the stock price on the new measurement date was less than the exercise price of the warrant, no compensation expense was recorded.

      On November 27, 2000, the Company granted fully vested warrants to purchase 100,000 shares of Common Stock to MindSquared, LLC, a related party, as part of a consulting agreement. The warrants have an exercise price of $1.188 per share and expire five years from the date of grant. The Company valued these warrants using the Black-Scholes model with the following assumptions: volatility of 123%, risk free interest rate of 6% and expected term of 5 years. The value of the warrants, $101,000, was recognized ratably over the four-month term of the consulting agreement.

      On January 9, 2001, the Company granted fully vested warrants to purchase an additional 30,000 shares of Common Stock to MindSquared, LLC, as part of the consulting agreement. The warrants have an exercise price of $0.625 per share and expire five years from the date of grant. The Company valued these warrants using the Black-Scholes model with the following assumptions: volatility of 123%, risk free interest rate of 6% and expected term of 5 years. The value of the warrants, $15,307, was recognized ratably over the four-month term of the consulting agreement.

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

      In 2002, in connection with the Notes offering, V-ONE granted warrants to purchase a total of 336,750 shares of Common Stock to Joseph Gunnar & Co., LLC and LaSalle St. Securities, LLC, placement agent and subagent, respectively, for the Notes offering. The terms of the placement agent warrants mirror those of the detachable warrants granted in connection with the Notes offering.

      Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 2001 and 2002 were as follows:


                      2001          2002      Exercise Price
                      ----          ----      --------------
                         -       1,502,250        $0.50
                    30,000               -        $0.63
                   100,000               -        $1.19
                   697,365               -        $1.91
                   735,000               -        $2.29
                         -               -        $2.33
                         -               -        $2.63
                         -               -        $2.65
                    10,000               -        $2.69
                   150,000               -        $3.13
                    54,000               -        $4.73
          ---------------------------------
                 1,776,365     1,502,250
          =================================

      At December 31, 2002, warrants to purchase 3,278,615 shares of Common Stock were exercisable. The Company expects that the weighted average fair value of warrants granted during 2002, determined using the Black-Scholes option-pricing model, will be provided upon completion of the fiscal 2002 audit.

      Employee Stock Purchase Plan
      ----------------------------

      The Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan ("Purchase Plan") on February 26, 2001 and the Company's stockholders approved of the Purchase Plan at the Annual Meeting of Stockholders on May 10, 2001. The Purchase Plan became effective upon adoption by the Board, however, the first Offering Period (defined below) under the Purchase Plan began on the first trading day on or after July 1, 2001. Pursuant to the Purchase Plan, 2,500,000 shares of Common Stock were reserved for future issuance by the Company to employees through the grant of stock options to purchase Common Stock. Shares acquired under the Purchase Plan may be authorized and unissued shares or treasury shares.

      The purpose of the Purchase Plan is to provide employees of the Company with an opportunity to purchase Common Stock through accumulated payroll deductions. Under the Purchase Plan, a participating employee is granted an option to purchase Common Stock that is exercised automatically at a specified date set forth in the Purchase Plan. The purchase price for shares of Common Stock received upon exercise of the option is paid through the employee's accumulated payroll deductions. It is the Company's intention to have the Purchase Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended ("Code"). The Purchase Plan shall be construed so as to extend and limit participation in a manner consistent with Section 423 of the Code. The Purchase Plan is NOT subject to the provisions of the Employee Retirement Income Security Act of 1974 or Section 401(a) of the Code.

      During the years ended December 31, 2002 and December 31, 2001, 60,397 and 29,399 shares, respectively, were purchased by employees at various prices in accordance with the provisions of the Purchase Plan.

      Stock Options Plans
      -------------------

      The Company has the following active stock options plans: the 1995 Non-Statutory Stock Option Plan, the 1996 Incentive Stock Plan and the 1998 Incentive Stock Option Plan. These plan were adopted to attract and retain key employees, directors, officers and consultants and are administered by the Compensation Committee appointed by the Board of Directors.

      1995 Non-Statutory Stock Option Plan
      ------------------------------------

      The Compensation Committee determined the number of options granted to key employees and the vesting period and exercise price of the options provided it was not below market value on the date of the grant for the 1995 Non-Statutory Stock Option Plan ("1995 Plan"). In most cases, the options vest over a two-year period and terminate ten years from the date of grant. The 1995 Plan will terminate in May 2005 unless terminated earlier within the provisions of the 1995 Plan. On June 12, 1996, the Board of Directors determined that no further options would be granted under the 1995 Plan.

      At December 31, 2002, 2001 and 2000 there were 10,602 stock options outstanding under the 1995 Plan with a weighted average exercise price of $2.50. There was no activity under the 1995 Plan during the three year period ended December 31, 2002.

      1996 Incentive Stock Plan
      -------------------------

      In June 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 Plan"), under which incentive stock options, non-qualified stock options and restricted share awards may be made to the Company's key employees, directors, officers and consultants. Both incentive stock options and options that are not qualified under Section 422 of the Internal Revenue Code of 1986, as amended ("non-qualified options"), are available under the 1996 Plan. The options are not transferable and are subject to various restrictions outlined in the 1996 Plan. The Compensation Committee or the Board of Directors determines the number of options granted to key employees, officers or consultants and the vesting period and exercise price of the options provided that it is not below fair market value. The 1996 Plan will terminate in June 2006 unless terminated earlier by the Board of Directors.

      Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock. As of December 31, 2002, 988,415 options are outstanding of which 200,590 are vested, and a total of 320,684 options are available for grant under the 1996 Plan.

      Option activity under the 1996 Plan for the two years ended December 31, 2002 was as follows:

                                                           Weighted Average
                                                Shares      Exercise Price
                                              ----------   -----------------
        Balance as of December 31, 2000         226,555         $3.833

        Grants                                  455,400         $1.389
        Exercised                                (1,750)        $2.625
        Cancelled                               (47,300)        $1.383
        Expired                                 (99,740)        $4.479
                                              ----------
        Balance as of December 31, 2001         533,165         $1.845

        Grants                                  668,500         $0.284
        Exercised                                     -              -
        Cancelled                              (208,625)        $0.881
        Expired                                 (14,625)        $2.451
                                              ----------
        Balance as of December 31, 2002         988,415         $0.980
                                              ==========

      1998 Incentive Stock Plan
      -------------------------

      On February 2, 1998, the Board of Directors authorized the adoption of the 1998 Incentive Stock Plan ("1998 Plan"). The purpose of the 1998 Plan is to provide for the acquisition of an equity interest in the Company by non-employee directors, officers, key employees and consultants. The 1998 Plan will terminate February 2, 2008.

      Incentive stock options may be granted to purchase shares of Common Stock at a price not less than fair market value on the date of grant. Only employees may receive incentive stock options; all other qualified participants may receive non-qualified stock options with an exercise price determined by the Board of Directors or a committee of the Board of Directors. Options are generally exercisable after one or more years and expire no later than ten years from the date of grant. The 1998 Plan also provides for reload options and restricted share awards to employee and consultant participants subject to various terms.

      Awards may be granted under the 1998 Plan with respect to a total of 5,000,000 shares of Common Stock. As of December 31, 2002, 3,527,840 options are outstanding, of which 2,208,380 are vested, and a total of 1,134,115 options are available for grant under the 1998 Plan.

      Option activity under the 1998 Plan for the two years ended December 31, 2002 was as follows:

                                                                Weighted Average
                                                 Shares          Exercise Price
                                               -----------       --------------
         Balance as of December 31, 2000        2,614,055            $2.178

         Granted                                1,287,000            $0.917
         Exercised                                (29,480)           $1.568
         Cancelled                               (313,685)           $2.131
         Expired                                 (247,200)           $2.377
                                               -----------
         Balance as of December 31, 2001        3,310,690            $1.683

         Granted                                1,027,000            $0.658
         Exercised                                      -                 -
         Cancelled                               (596,663)           $1.518
         Expired                                 (213,187)           $1.592
                                               -----------
         Balance as of December 31, 2002        3,527,840            $1.418
                                               ===========

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

                                              Year ended December 31,
                                  ----------------------------------------------
                                      2002*             2001            2000
                                  --------------    ------------    ------------
      Loss attributable to
      holders of Common Stock:
            As reported            $ 6,227,292       $9,910,546       $9,231,994
            Pro forma                               $11,812,003      $10,277,777
    Basic and diluted loss
    per share attributable
    to holders of Common
    Stock:
           As reported                   $0.25            $0.44            $0.44
           Pro forma                                      $0.52            $0.49


      * The Company expects that pro forma information for 2002 will be provided upon completion of the fiscal 2002 audit.

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2000 and 2001, respectively: dividend yield of 0% for all periods; expected volatility of 100% and 100%; risk-free interest rate of 5.5% and 4.7%; and expected term of 4.0 years for 2000 and 2001. The weighted average fair value of the options granted under all of the Company's plans during the years ended December 31, 2000 and 2001 was $1.54 and $.74, respectively. The Company expects that the weighted average assumptions used for grants during 2002 will be provided upon completion of the fiscal 2002 audit. The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 2000, 2001 and 2002 was $2.31, $1.70 and $1.32, respectively. As of December 31, 2002, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 7.4 years and the number of options exercisable is 2,420,572.

      Reserve for Issuance
      --------------------

      At December 31, 2002, the Company has authorized the following shares of Common Stock for issuance upon conversion of the 8% Secured Convertible Notes, Series C Preferred Stock, Series D Preferred Stock, and upon exercise of options and warrants:

      Series D Preferred Stock                              3,021,000
      Common Stock options outstanding                      4,526,857
      Common Stock options available for grant              3,103,541
      Common Stock underlying 8% Convertible Notes          2,412,000
                                                    ------------------
      Common Stock warrants                                 2,586,204
                                                    ------------------
      Total shares of authorized Common Stock
        reserved                                           13,237,602
                                                    ==================

7.    COMMITMENTS AND CONTINGENCIES

      Leases
      ------

      The Company is obligated under various operating lease agreements, primarily for office space and equipment through 2008. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2002 are as follows:

                                                      Operating
                                                      ---------

              2003                                   $  341,064
              2004                                      397,194
              2005                                      235,177
              2006                                      229,892
              2007                                      236,789
              2008                                       39,657
                                                    -----------

           Total minimum payments                    $1,225,389
           Interest                                           0

           Present value of capital lease
             obligations                             $        0
           Less:  current portion                             0
                                                    -----------
           Capital lease obligations
             non-current                             $        0
                                                    ===========

        Rent expense was $428,801, $464,483 and $583,582 for the years ended December 31, 2002, 2001 and 2000, respectively.

        At December 31, 2002, the Company expects to receive $23,786 in future minimum sublease rental income payments in 2003.

8.    EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

      The Company has a 401(k) plan for all employees over the age of 21. Contributions are made through voluntary employee salary reductions, up to 15% of their annual compensation, and discretionary matching by the Company. Employer contributions vest based on the participant's number of years of continuous service. A participant is fully vested after six years of continuous service. There were no employer contributions for the years ended December 31, 2002, 2001 or 2000.

9.    SUPPLEMENTAL CASH FLOW DISCLOSURE

      Selected cash payments and noncash activities were as follows:

                                                Year ended December 31,
                                          --------------------------------------
                                              2002          2001          2000
                                          -----------   -----------  -----------
      Cash paid for interest               $  28,181     $   11,560    $  21,982
      Cash paid for dividends                      -     $      259    $      16
      Noncash investing and financing
         activities:
      Dividends paid with stock                    -     $   46,064    $ 461,299
      Deemed dividend on preferred stock           -     $2,932,023            -
      Deemed dividend on 8% Convertible    $ 286,580              -            -
      Notes
      Issuance of stock options to
      consultants                          $  82,545     $   98,232    $  95,422
      Issuance of restricted stock                 -     $   52,000    $ 282,000

10.   NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:

                                                              Year Ended December 31,
                                                    -------------------------------------------
                                                        2002            2001          2000
                                                    -------------------------------------------
        Numerator:
        Loss before extraordinary item              $ (5,527,391)  $ (6,237,278) $ (8,862,015)
        Less:  Dividend on preferred stock              (699,901)      (741,245)     (369,979)
        Deemed dividend on preferred stock                     -     (2,932,023)            -
                                                    -------------  -------------  -------------
        Net loss before extraordinary item            (6,227,292)    (9,910,546)   (9,231,994)
        Extraordinary item-early extinguishment
          of debt                                              -              -             -
                                                    -------------  -------------  -------------
        Net loss attributable to holders of
          Common Stock                              $ (6,227,292)  $ (9,910,546) $ (9,231,994)
                                                    =============  =============  =============
        Denominator:
        Denominator for basic net loss per
          share-weighted average shares               25,230,360     22,576,188    20,871,076

        Effect of dilutive securities:
          Preferred Stock                                     -              -             -
          Stock Options                                       -              -             -
          Warrants                                            -              -             -
                                                    -------------  -------------  -------------
        Dilutive potential common shares                      -              -             -
                                                    -------------  -------------  -------------
        Denominator for diluted net loss per
          share-adjusted weighted average shares      25,230,260     22,576,188    20,871,076
                                                    =============  =============  =============

        Basis and diluted loss per share:
        Loss before extraordinary item              $      (0.25)  $      (0.44) $      (0.44)
        Extraordinary item-early extinguishments
          of debt                                             -              -             -
                                                    -------------  -------------  -------------
        Net loss attributable to holders of
          Common Stock                              $      (0.25)  $      (0.44) $      (0.44)
                                                    =============  =============  =============

      The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                       Year ended December 31,
                               -----------------------------------------
                                  2002          2001           2000
                               ------------  ---------------------------

      Preferred stock:
          Series B                       -            -       1,287,554
          Series  D              3,021,000    3,675,000               -
      Stock options              4,526,857    3,854,457       2,851,212
      Warrants                   2,586,204    1,776,365       1,072,054

11.   SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

      The following table presents the quarterly results for V-ONE Corporation and its subsidiaries for the years ending December 31, 2001 and 2002:

                             1st Quarter    2nd Quarter    3rd Quarter    4th Quarter
                             -----------    -----------    -----------    -----------
       2002
       Revenue              $   852,219    $   886,999    $ 1,151,943    $   661,865
       Gross profit             686,486        760,053      1,014,259        608,063
       Net loss             $ 2,013,619    $ 1,430,459    $ 1,078,837    $ 1,004,475

       Net loss per         $     (0.09)         (0.07)         (0.05)         (0.04)
       share, basic
        and diluted

       2001                   (restated)
       Revenue              $   790,181    $   922,366    $ 1,099,998    $ 2,177,617
       Gross profit             485,282        650,838        676,047      1,844,120
       Net loss             $  (993,215)   $(2,321,670)   $(2,148,562)   $  (773,831)
                             ===========    ===========    ===========    ===========

       Net loss per         $     (0.18)   $     (0.11)   $     (0.10)   $     (0.04)
        share, basic              ======         ======         ======         ======
        and diluted

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

                                V-ONE CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2000, 2001 and 2002

                                               Additions
                                  Balance at   Charged to
                                  Beginning    Costs and                        Balance at
         Description              of Period    Expenses         Deductions    End of Period

 ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
    December 31, 2000            $    134,244     68,490         97,070        $   105,664
    December 31, 2001            $    105,664        ---         33,629        $    72,035
    December 31, 2002            $     72,305    155,000        129,900        $    97,135

 DEFERRED TAX ASSET
 VALUATION ALLOWANCE

    December 31, 2000            $ 14,859,228   1,620,108           ---        $16,479,336
    December 31, 2001            $ 16,479,336   2,397,885           ---        $18,877,221
    December 31, 2002*           $ 18,877,221                                  $

 ALLOWANCE FOR
 NON-SALABLE INVENTORY
    December 31, 2000            $     87,694      32,699        41,737        $    78,656
    December 31, 2001            $     78,656     120,000       169,063        $    29,593
    December 31, 2002            $     29,593      42,148        27,003        $    44,738

      * The Company expects that the 2002 deferred tax asset valuation allowance will be provided upon completion of the fiscal 2002 audit.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 2003.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 2003.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on June 5, 2003.

ITEM 14.   CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

(a)(1), (a)(2) and (d) Financial Statements and Financial Statement Schedule.

See Index to Financial Statements on page 28. All required financial statements and financial statement schedules of the Company are set forth under Item 8 of this Annual Report on Form 10-K.

(a)(3) Exhibits

NUMBER         DESCRIPTION
------         -----------
3.1            Amended and Restated Certificate of Incorporation as of July 2, 1996 (1)
3.2            Amended and Restated Bylaws dated as of February 2, 1998 (4)
3.3            Certificate  of Amendment  to  Certificate  of  Designation,  Preferences,  and
               Rights of Series A Convertible Preferred Stock dated September 9, 1996 (1)
3.4            Certificate  of Elimination of  Certificate  of  Designation,  Preferences  and
               Rights of Series A Convertible Preferred Stock (3)
3.5            Certificate of Designations of Series A Convertible Preferred Stock (3)
3.6            Certificate  of Elimination of  Certificate  of  Designation,  Preferences  and
               Rights of Series A Convertible Preferred Stock, dated March 4, 1999(9)
3.7            Certificate of  Designations  of Series B Convertible  Preferred  Stock,  dated
               June 11, 1999 (10)
3.8            Certificate of  Designations  of Series C Preferred  Stock,  dated September 9, 1999 (11)
3.9            Certificate of  Designations  of Series D Convertible  Preferred  Stock,  dated
               February 14, 2001(14)
9.1            Voting Trust Agreement between Hai Hua Cheng and James F. Chen, Trustee (1)
9.2            Voting Trust Agreement between Robert Zupnik and James F. Chen, Trustee (1)
9.3            Voting Trust Agreement between Dennis Winson and James F. Chen, Trustee (1)
10.1           Employment  Agreement  between V-ONE  Corporation and James F. Chen dated as of
               June 12, 1996 (1)
10.2           V-ONE 1995 Non-Statutory Stock Option Plan (1)
10.3           V-ONE 1996 Non-Statutory Stock Option Plan (1)
10.4           V-ONE 1996 Incentive Stock Plan (1)
10.5           Software License Agreement between Trusted  Information  Systems,  Inc. ("TIS")
               and V-ONE executed October 6, 1994 (1)
10.6           First Amendment to the Software License Agreement between TIS and V-ONE (1)
10.7           Second Amendment to the Software License Agreement between TIS and V-ONE (1)
10.8           Third Amendment to the Software License Agreement between TIS and V-ONE (1)
10.9           Fourth Amendment to the Software License Agreement between TIS and V-ONE (1)
10.10          OEM Master License Agreement between RSA Data Security,  Inc. ("RSA") and V-ONE dated December 30, 1994 and Amendment Number One to the OEM
               Master License Agreement between RSA and V-ONE (1)
10.11          Amendment Number Two to the OEM Master License  Agreement between RSA and V-ONE and Conversion Agreement dated May 23, 1996 (1)
10.12          Promissory  Note for Hai Hua Cheng with  Allonge and  Amendment  dated June 12, 1996 (1)
10.13          Form of Exchange and Purchase Agreement dated April 1996 (1)
10.14          Registration Rights Agreement Between V-ONE and JMI Equity Fund II, L.P. ("JMI") (1)
10.15          8% Senior Subordinated Note due June 18, 2000 Issued by V-ONE to JMI (1)
10.16          Warrant to Purchase 100,000 shares of Common Stock Issued by V-ONE to JMI(1)

NUMBER         DESCRIPTION
------         -----------
10.17          Warrant to Purchase 400,000 shares of Common Stock Issued by V-ONE to JMI (1)
10.18          Employment Agreement between V-ONE and Jieh-Shan Wang dated as of July 8, 1996 (1)
10.19          Subscription  Agreement  dated  as  of  December  3,  1997  between  V-ONE  and
               Advantage Fund II Ltd. (3)
10.20          Registration  Rights  Agreement  dated as of December 3, 1997 between V-ONE and
               Advantage Fund II Ltd. (3)
10.21          Commitment  Letter dated  December 8, 1997 between V-ONE and Advantage  Fund II Ltd. (3)
10.22          Registration  Rights  Agreement  dated as of December 8, 1997 between V-ONE and
               Wharton Capital Partners, Ltd. (3)
10.23          Warrant to Purchase  60,000  shares of Common  Stock Issued on December 8, 1997 by V-ONE to Wharton Capital Partners, Ltd. (3)
10.24          Letter  Agreement  between  V-ONE and  Wharton  Capital  Partners,  Ltd.  dated
               October 22, 1997 (3)
10.25          V-ONE 1998 Incentive Stock Plan (4)
10.26          Warrants  dated  November 21, 1997 to Purchase  300,000  shares of Common Stock granted to David D. Dawson (4)
10.27          Employment  Agreement dated November 21, 1997 between V-ONE and David D. Dawson (4)
10.28          Amendment to  Employment  Agreement  dated  November 7, 1997 between  V-ONE and
               Charles B. Griffis (4)
10.29          Amendment to Section 2.08 of 1996 Incentive Stock Plan (4)
10.30          Lease Agreement dated March 24, 1997 between Bellemead Development  Corporation and V-ONE (2)
10.31          Inconvertibility Notice dated September 21, 1998 (5)
10.32          Waiver  Agreement,  dated as of  September  22,  1998,  between the Company and
               Advantage Fund II Ltd. (5)
10.33          Amendment  No. 1 dated as of  September  22,  1998 to the  Registration  Rights
               Agreement between the Company and Advantage Fund II Ltd. (5)
10.34          Warrant to purchase  100,000  shares of Common Stock  issued on  September  22,
               1998 by V-ONE to Advantage Fund II Ltd. (5)
10.35          Warrant to purchase  389,441  shares of Common Stock  issued on  September  22,
               1998 by V-ONE to Advantage Fund II Ltd. (5)
10.36          Waiver  Letter,  dated  November 5, 1998 between the Company and Advantage Fund
               II Ltd. (6)
10.37          Placement  Agent  Agreement,  dated  October 9, 1998,  between  the Company and
               LaSalle St. Securities, Inc. (6)
10.38          Amendment No. 1 to Placement Agent Agreement,  dated November 9, 1998,  between the Company and LaSalle St. Securities, Inc. (6)
10.39          Escrow  Agreement,  dated  October  9, 1998,  among the  Company,  LaSalle  St.
               Securities, Inc. and LaSalle National Bank (6)
10.40          Amendment  No. 1 to  Escrow  Agreement,  dated  November  9,  1998,  among  the
               Company, LaSalle St. Securities, Inc. and LaSalle National Bank (6)
10.41          Form of Subscription Documents (6)
10.42          Form of Addendum #1 to Subscription Documents (6)
10.43          Form of Addendum #2 to Subscription Documents (6)
10.44          Form of Warrant  granted to A.L.  Giannopoulos to purchase 10,000 shares of the
               Company's Common Stock  (6)
10.45          Form of Warrant  granted to William E. Odom to  purchase  10,000  shares of the
               Company's Common Stock  (6)
10.46          Amendment No. 1 to Placement Agent Agreement,  dated November 16, 1998, between the Company and LaSalle St. Securities, Inc. (7)
10.47          Waiver  Letter  dated  November  18,  1998  between the Company and LaSalle St.
               Securities, Inc. (7)
10.48          Form of Second Version of Subscription Documents (7)
10.49          Form of Addendum #1 to Second Version of Subscription Documents (7)

NUMBER         DESCRIPTION
------         -----------
10.50          Form of Addendum #2 to Second Version of Subscription Documents (7)
10.51          Warrant  dated  November  20, 1998 to purchase  50,000  shares of Common  Stock issued to LaSalle St. Securities, Inc. (7)
10.52          Employment  Agreement  dated  November  6, 1998  between  V-ONE and  Charles B.
               Griffis (9)
10.53          Employment Agreement dated August 1, 1998 between V-ONE and Robert F. Kelly (9)
10.54          Loan  and  Security  Agreement  dated  February  24,  1999  between  V-ONE  and
               Transamerica Business Credit Corporation ("Transamerica") (8)
10.55          Patent and Trademark  Security  Agreement dated February 24, 1999 between V-ONE and Transamerica (8)
10.56          Security  Agreement in Copyrighted  Works dated as of February 24, 1999 between
               V-ONE and Transamerica (8)
10.57          Amendment  to  Employment  Agreement  dated as of August 1, 1998 by and between the Company and Jieh-Shan Wang (9)
10.58          Amendment to  Employment  Agreement  dated as of January 1, 1999 by and between the Company and James F. Chen (9)
10.59          Subscription  Agreement for Series B Convertible  Preferred  Stock,  dated June
               11, 1999 (10)
10.60          Registration Rights Agreement, dated June 11, 1999 (10)
10.61          Non-Negotiable Promissory Note, dated June 11, 1999 (10)
10.62          Form of Series C Preferred Stock Purchase Agreement (11)
10.63          Employment  Agreement  dated  July  1,  1999 by and  between  the  Company  and
               Margaret E. Grayson (12)
10.64          Employment  Agreement  dated July 1, 1999 by and  between the Company and David
               D. Dawson (13)
10.65          Series D  Convertible  Preferred  Stock  and  Non-Detachable  Warrant  Purchase
               Agreement dated February 14, 2001 (14)
10.66          Form of Warrant  Granted to Holders of Series D  Convertible  Preferred  Stock,
               dated February 14, 2001 (14)
10.67          2001 Employee Stock Purchase Plan (14)
10.68          Form of  Subscription  Agreement  between the Company and  Employees  under the
               2001 Employee Stock Purchase Plan (14)
10.69          Agreement  for Purchase and Sale of Stock between the Company and NFR Security,
               Inc., dated March 13, 2001 (14)
10.70          Form of Note Purchase Agreement dated July 23, 2002 (15)
10.71          Form of Promissory Note dated July 23, 2002 (15)
10.72          Form of Warrant dated July 23, 2002 (15)
10.73          Company Disclosures (15)
10.74          Term Sheet for Proposed Offering (15)
10.75          Company Disclosures (15)
10.76          Company Disclosures (15)
10.77          Form of Placement Agency Agreement dated July 23, 2002 (15)
10.78          Form of Legal Opinion dated July 23, 2002 (15)
10.79          Form of Note Purchase Agreement dated July 26, 2002 (15)
10.80          Form of Promissory Note dated July 26, 2002 (15)
10.81          Form of Warrant dated July 26, 2002 (15)
10.82          Company Disclosures  (15)
10.83          Term Sheet for Proposed Offering (15)
10.84          Company Disclosures (15)
10.85          Company Disclosures (15)
10.86          Form of Placement Agency Agreement dated July 23, 2002 (15)
10.87          Form of Legal Opinion dated July 26, 2002 (15)
10.88          Form of Note Purchase Agreement dated August 2, 2002 (15)

NUMBER         DESCRIPTION
------         -----------
10.89          Form of Promissory Note dated August 2, 2002 (15)
10.90          Form of Warrant dated August 2, 2002 (15)
10.91          Company Disclosures (15)
10.92          Term Sheet for Proposed Offering (15)
10.93          Company Disclosures (15)
10.94          Company Disclosures (15)
10.95          Form of Placement Agency Agreement dated July 23, 2002 (15)
10.96          Form of Legal Opinion dated August 2, 2002 (15)
99.1           Certification  of Chief  Executive  Officer  and  Principal  Financial
               Officer Pursuant to Title 18, United States Code, Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

(15) The information required by this exhibit is incorporated by reference to V-ONE's Registration Statement on Form S-2 (No. 333-98521).

(b) Reports on Form 8-K

None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       V-ONE Corporation

 Date: April 11, 2003
                                       By: /s/ Margaret E. Grayson
                                           ---------------------------
                                           Margaret E. Grayson
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                      TITLE                     DATE


/s/ Margaret E. Grayson             President, Chief           April 11, 2003
----------------------------            Executive
Margaret E. Grayson                Officer, Principal
                                        Financial
                                  Officer and Director



/s/ Molly G. Bayley                     Director               April 11, 2003
----------------------------
Molly G. Bayley


/s/ Heidi B. Heiden                     Director               April 11, 2003
----------------------------
Heidi B. Heiden


/s/ Michael D. O'Dell                   Director               April 11, 2003
----------------------------
Michael D. O'Dell


/s/ William E. Odom                     Director               April 11, 2003
----------------------------
William E. Odom

                                  CERTIFICATION

        I, Margaret E. Grayson, certify that:


1.  I have reviewed this annual report on Form 10-K of V-ONE Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  April 11, 2003                            /s/ Margaret E. Grayson
                                                 ------------------------
                                                 Margaret E. Grayson
                                                 Chief Executive Officer and
                                                  Principal Financial Officer