Form 10-Q
period 2003-03-31
V ONE CORP/ DE
filed 2003-05-14
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                     OUTSTANDING AT MAY 8, 2003
            -----                                     --------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE                      26,961,801

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                          PAGE NO.
                                                          --------

PART I.        FINANCIAL INFORMATION                         4

Item 1.        Financial Statements                          4

               Condensed Balance Sheets as of March          4
               31, 2003 (unaudited) and December 31,
               2002 (unaudited)

               Condensed Statements of Operations            5
               for the three months ended March 31,
               2003 (unaudited) and March 31, 2002
               (unaudited)

               Condensed Statements of Cash Flows            6
               for the three months ended March 31,
               2003 (unaudited) and March 31, 2002
               (unaudited)

               Notes to the Condensed Financial              7
               Statements (unaudited)

Item 2.        Management's Discussion and Analysis          9
               of Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative                  12
               Disclosures About
               Market Risk

Item 4.        Controls and Procedures                       12


PART II.       OTHER INFORMATION                             12

Item 1.        Legal Proceedings                             12

Item 2.        Changes in Securities and Use of              12
               Proceeds

Item 3.        Defaults Upon Senior Securities               12

Item 4.        Submission of Matters to a Vote of            12
               Security Holders

Item 5.        Other Information                             12

Item 6.        Exhibits and Reports on Form 8-K              13

SIGNATURE                                                    14

CERTIFICATION                                                15

The review of the Company's financial statements at March 31, 2003 by the Company's auditors will not be completed in time to include reviewed financial statements in this Quarterly Report on Form 10-Q. When the review is completed, the Company intends to file an amended Quarterly Report on Form 10-Q containing such reviewed financial statements.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          V-ONE CORPORATION
                                                      CONDENSED BALANCE SHEETS

                                                                       March 31, 2003         December 31, 2002
                                     ASSETS                             (Unaudited)         (Unaudited) (Note 2)
                                                                      -----------------      -----------------
Current assets:
   Cash and cash equivalents                                          $        134,480       $        128,985
   Accounts receivable, net                                                    339,597                237,695
   Finished goods inventory, net                                                 2,850                  5,478
   Prepaid expenses and other current assets                                   118,720                280,630
                                                                      -----------------      -----------------
     Total current assets                                                      595,647                652,788

   Property and equipment, net                                                 189,052                319,294
   Other assets                                                                 95,141                      -
                                                                      -----------------      -----------------
     Total assets                                                     $        879,840       $        972,082
                                                                      =================      =================

 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                              $      1,529,188       $      1,235,574
   Deferred revenue                                                            713,865                784,185
   Notes payable                                                               578,000                591,242
   Capital lease obligations - current                                               -                      -
                                                                      -----------------      ----------------
     Total current liabilities                                               2,821,053              2,611,001
   Deferred rent                                                                18,148                 32,831
   Capital lease obligations - noncurrent                                            -                      -
                                                                      -----------------      -----------------
     Total liabilities                                                       2,839,201              2,643,832

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value,13,333,333 shares authorized
   Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
   (liquidation preference of $1,126,388)                                           43                     43
   Series D convertible preferred stock, 3,675,000 shares designated,
   3,021,000 and 3,021,000 issued and outstanding, respectively
   (liquidation preference of $5,770,110)                                        3,021                  3,021
Common stock, $0.001 par value; 50,000,000 shares authorized;
   26,761,801 and 26,649,301 shares issued and outstanding,
   respectively                                                                 26,762                 26,649
Accrued dividends payable                                                    1,745,756              1,575,709
Additional paid-in capital                                                  61,802,140             61,737,266
Accumulated deficit                                                        (65,537,083)           (65,014,438)
                                                                      -----------------      -----------------
     Total shareholders' equity                                             (1,959,361)            (1,671,750)
                                                                      -----------------      -----------------
     Total liabilities and shareholders' equity                       $        879,840       $        972,082
                                                                      =================      =================

                             The accompanying notes are an integral part of these financial statements.


                                         V-ONE CORPORATION
                                 CONDENSED STATEMENTS OF OPERATIONS
                                                     Three months              Three months
                                                        ended                     ended
                                                   March 31, 2003            March 31, 2002
                                                     (unaudited)               (unaudited)
                                                --------------------      --------------------
Revenue:
   Products                                          $      641,102         $         443,952
   Consulting and services                                  364,168                   408,267
                                                --------------------      --------------------
     Total revenue                                        1,005,270                   852,219

Cost of revenue:
   Products                                                  15,405                    49,313
   Consulting and services                                   25,775                   116,420
                                                --------------------      --------------------
     Total cost of revenue                                   41,180                   165,733
                                                --------------------      --------------------

Gross profit                                                964,090                   686,486

Operating expenses:
   Research and development                                 322,113                   968,255
   Sales and marketing                                      383,588                 1,003,974
   General and administrative                               474,318                   737,485
                                                --------------------      --------------------
     Total operating expenses                             1,180,019                 2,709,714
                                                --------------------      --------------------

Operating loss                                             (215,929)               (2,023,228)

Other (expense) income:
   Interest expense                                        (132,731)                   (1,396)
   Interest income                                            5,032                    11,006
   Other (expense) income                                    (8,970)                        -
                                                --------------------      --------------------
     Total other (expense) income                          (136,669)                    9,610
                                                --------------------      --------------------

Net loss                                                   (352,598)               (2,013,618)

Dividend on preferred stock                                 170,047                   180,313
                                                --------------------      --------------------

Loss attributable to holders of common stock          $    (522,645)         $     (2,193,931)
                                                ====================      ====================

Basic and diluted loss per share attributable
   to holders of common stock                         $       (0.02)         $          (0.09)
                                                ====================      ====================

Weighted average number of common
   shares outstanding                                    26,718,329                24,038,801
                                                ====================      ====================

             The accompanying notes are an integral part of these financial statements.

                                                          V-ONE CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS
                                                                         Three months             Three months
                                                                             ended                    ended
                                                                        March 31, 2003           March 31, 2002
                                                                          (unaudited)             (unaudited)
                                                                      ------------------     ---------------------
Cash flows from operating activities:
Net loss                                                                   $   (352,598)         $     (2,013,618)
Adjustments to reconcile net loss to
   net cash used in operating activities:
Depreciation and amortization                                                   123,994                   146,667
Stock compensation                                                                  609                         -
Amortization of deferred financing costs                                        118,622                         -
Changes in assets and liabilities:
   Accounts receivable, net                                                    (101,902)                  176,853
   Inventory, net                                                                 2,628                    11,621
   Prepaid expenses and other assets                                             (2,205)                  101,240
   Accounts payable and accrued expenses                                        293,614                   156,805
   Deferred revenue                                                             (70,320)                 (204,067)
   Deferred rent                                                                (14,683)                  (10,503)
                                                                      ------------------     ---------------------
   Net cash used in operating activities                                         (2,241)               (1,635,002)

Cash flows from investing activities:
   Net purchases of property and equipment                                        6,248                    (6,915)
   Collection of subscription                                                         -                         -
    Proceeds from sale of investment                                                  -                         -
                                                                      ------------------     ---------------------
     Net cash provided by (used in) investing activities                          6,248                    (6,915)

Cash flows from financing activities:
   Exercise of options and warrants                                               1,488                     9,640
   Issuance of common stock                                                           -                         -
   Issuance of preferred stock                                                        -                         -
   Redemption of preferred stock                                                      -                         -
   Payments of stock issuance costs                                                   -                         -
   Payment of preferred stock dividends                                               -                         -
   Principal payments on capitalized lease obligations                                -                   (19,140)
                                                                      ------------------     ---------------------
     Net cash provided by financing activities                                    1,488                    (9,500)
                                                                      ------------------     ---------------------

Net increase in cash and cash equivalents                                         5,495                (1,651,417)

Cash and cash equivalents at beginning of period                                128,985                 2,608,690
                                                                      ------------------     ---------------------

Cash and cash equivalents at end of period                                  $   134,480              $    957,273
                                                                      ==================     =====================

                             The accompanying notes are an integral part of these financial statements.

                                                                 6

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

2.    Basis of Presentation

The condensed financial statements for the three months ended March 31, 2003 and March 31, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements as of December 31, 2002 (unaudited) and 2001 (audited) and for the three years in the period ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported results of operations.

3.    Common and Preferred Stock

On March 31, 2003, the Company sold 12,500 shares of common stock at a price of $.119 per share as part of its Employee Stock Purchase Plan.

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. As of March 31, 2003, holders had converted $610,000, or 51%, of the notes into shares of common stock at $.25 per share.

4.    Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $352,598 for the three months ended March 31, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

The Company has taken steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. Additional staff reductions were effected on January 10, 2003, approximating 20% of the Company's employees. For the immediate future, the Company will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts through its distribution and reseller channel partners, and minimizing general and administrative expenditures and all possible capital expenditures. The Company may not be successful in further reducing operating levels or, even at reduced operating levels, the Company may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

5.    8% Secured Convertible Notes with Detachable Warrants

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. In connection with its efforts to raise capital, the Company agreed in January 2003 to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. As of March 31, 2003, holders had converted $610,000, or 51%, of the notes into shares of common stock at $.25 per share.

Upon  issuance  of  the  notes,   the  Company   recorded  a  debt  discount  of
approximately $233,900 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the three months ended March 31, 2003, the Company amortized approximately $11,758 of the discount to interest expense. Additionally, the Company recorded $14,000 in accrued interest expense for the first quarter of 2003. Interest expense is payable upon conversion of the notes. The Company elected to extend the notes for an additional 180 days in January 2003 and paid the interest accrued under the initial term of the notes.

In connection with the Company's agreement to adjust the exercise price of the warrants, the Company recorded a debt discount of approximately $23,890 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the three months ended March 31, 2003, the Company amortized $23,890 of the discount to interest expense.

6.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                      Three Months ended March 31,
                                      -----------------------------
                                         2003           2002
                                      -----------------------------
Numerator:

Net loss                              $  (352,598)   $ (2,013,618)
Less:  Dividends on preferred stock      (170,047)       (180,313)
                                      -----------   -------------
Net loss attributable to holders of   $  (522,645)   $ (2,193,991)
common stock                          ===========   =============

Denominator:

Denominator for basic and diluted
net loss per share                     26,718,329      24,038,801
- weighted average shares             ===========   =============

Basic and diluted loss per share -
Net loss attributable to holders of   $     (0.02)   $      (0.09)
common stock                          ===========   =============

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased from approximately $852,000 for the three months ended March 31, 2002 to approximately $1,005,000 for the three months ended March 31, 2003. This increase of approximately $153,000 or 18% is due primarily to a $197,000 increase in product revenue while consulting and services revenue for the three months ended March 31, 2003 was down approximately $44,000 or 11% compared to the first quarter of 2002. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $444,000 for the three months ended March 31, 2002 to approximately $641,000 for the three months ended March 31, 2003. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues decreased from approximately $408,000 for the three months ended March 31, 2002 to approximately $364,000 for the three months ended March 31, 2003. This was due principally to a lower cost of maintenance for new international distribution customers and a lower number of new and renewing maintenance contracts provided to customers in the first quarter of fiscal 2003.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 19% for the three months ended March 31, 2002 to approximately 4% for the three months ended March 31, 2003. The percentage decrease was primarily due to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $49,000 for the three months ended March 31, 2002 to approximately $15,000 for the three months ended March 31, 2002. The decrease in cost of product revenues for the three months ended March 31, 2003 was primarily attributable to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year. Cost of product revenues as a percentage of product revenues was approximately 11% for the three months ended March 31, 2002 and approximately 2% for the three months ended March 31, 2003. The percentage decrease was primarily attributable to higher sales of software licenses and lower sales of Smartwall and turnkey hardware systems sales in the current year.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues decreased from approximately $116,000 for the three months ended March 31, 2002 to approximately $26,000 for the three months ended March 31, 2003. Cost of consulting and services revenues as a percentage of consulting and services revenue was approximately 28% for the three months ended March 31, 2002 and approximately 7% for the three months ended March 31, 2003. The decrease was due mainly to lower salary expense in the first quarter of fiscal 2003.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $968,000 for the three months ended March 31, 2002 to approximately $322,000 for the three months ended March 31, 2002. The dollar decrease of approximately $646,000 was primarily due to lower salary and consulting expenses of $457,000 and $73,000, respectively. Research and development expense as a percentage of total revenue was approximately 114% for the three months ended March 31, 2002 and approximately 32% for the three months ended March 31, 2003.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $1,004,000 for the three months ended March 31, 2002 to approximately $384,000 for the three months ended March 31, 2003. The dollar decrease for the three months ended March 31, 2003 of $620,000 relates to primarily to lower salary expense of $324,000, lower consulting costs of $62,000, lower tradeshow expense of $52,000, lower advertising expense of $27,000, lower travel expense of $24,000 and lower direct mail expense of $22,000. Sales and marketing expenses as a percentage of total revenues were approximately 118% for the three months ended March 31, 2002 and approximately 38% for the three months ended March 31, 2003. The percentage decrease is due to lower expense for fiscal 2003 when compared to similar periods for fiscal 2002 as well as higher revenue.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $737,000 for the three months ended March 31, 2002 to approximately $474,000 for the three months ended March 31, 2003. The decrease in expense of approximately $263,000 was due principally to lower salary expense of $128,000, reduced cost of D&O insurance of $53,000, lower legal expense of $25,000 and lower consulting expense of $25,000. General and administrative expenses as a percentage of total revenues were approximately 87% for the three months ended March 31, 2002 and 47% for the three months ended March 31, 2003.

Other (Expense) Income -- Other (expense) income represents the income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income decreased from approximately zero for the three months ended March 31, 2002 to $(9,000) for the three months ended March 31, 2003 due primarily to early retirement of certain fixed assets.

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $11,000 for the three months ended March 31, 2002 to approximately $5,000 for the three months ended March 31, 2003. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $1,000 for the three months ended March 31, 2002 to approximately $133,000 for the three months ended March 31, 2003, substantially all of which was for recognition of a beneficial conversion feature on the 8% Secured Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 2002 and 2003.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $180,000 during the three months ended March 31, 2002 and approximately $170,000 for the three months ended March 31, 2003. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $1,635,000 for the three months ended March 31, 2002 and approximately $2,241 for the three months ended March 31, 2003. Cash used in operating activities resulted principally from net operating losses in the periods. The decrease in cash used in operating activities of approximately $1,633,000 was attributable primarily to a reduction in net operating loss of $1,661,000.

The Company's investing activities used cash of approximately $7,000 in the three months ended March 31, 2002 and provided cash of approximately $6,000 in the three months ended March 31, 2003. Net capital expenditures for property and equipment were approximately $7,000 and $6,000 during the three months ended March 31, 2002 and 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities used cash of approximately $9,500 during the three months ended March 31, 2002 and provided cash of approximately $1,500 for the three months ended March 31, 2003. In fiscal 2002, the cash was used primarily by principal payments on capitalized lease obligations.

The Company had net tangible assets of ($1,672,000) and ($1,959,000) at December 31, 2002 and March 31, 2003, respectively. As of March 31, 2003, the Company had an accumulated deficit of approximately $65,537,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $352,598 for the three months ended March 31, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

The Company has taken steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. Additional staff reductions were effected on January 10, 2003, approximating 20% of the Company's employees. For the immediate future, the Company will focus on existing and potential customers in the government sector, limited and targeted marketing operations to commercial accounts, and minimizing general and administrative expenditures and all possible capital expenditures. The Company may not be successful in further reducing operating levels or, even at reduced operating levels, the Company may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

Contractual Obligations
-----------------------

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of March 31, 2003 and the periods in which payments are due:

                                            Payments Due By Period
                            -------------------------------------------------------
                             Remainder     2004       2006    Thereafter   Total
                              of 2003    and 2005   and 2007
                            -------------------------------------------------------
Long-term debt obligations   $289,188   $661,387   $466,681    $59,486   $1,476,742
Operating leases               10,783     26,357          0          0       37,140
                            ----------  ---------  ---------  ---------  ----------
                             $299,970   $687,744   $466,681    $59,486   $1,513,882
                            ==========  =========  =========  =========  ==========

Off-Balance Sheet Arrangements
------------------------------

The Company had no material off-balance sheet arrangements during the first three months of fiscal 2003 or 2002.

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

Item 4.  Controls and Procedures

Within the ninety-day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's President, Chief Executive Officer and Principal Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's periodic filings with the SEC. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company entered into a new lease agreement effective March 1, 2003 for 9,396 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland that terminates on March 31, 2008. The Company expects that this space will be sufficient for its needs through expiration of the lease. In 2002, the Company leased approximately 28,312 square feet of office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination of the old lease included a full release of occupancy obligations of the Company for the premises from the date of the lease termination. Amounts due for unpaid rents during the term of occupancy under the old lease in the amount of $375,000, recorded as accrued rent, will be paid in equal installments over two years beginning March 1, 2003.

The cost to complete the Company's annual audit is approximately $100,000. The Company's cash position during the fourth quarter of 2002 and the first quarter of 2003 was not sufficient to prepay these fees in addition to meeting operational expenses for development and equipment purchases required to deliver products to the Company's customers. The Company decided to meet its customer's requirements first, believing that it is in the best interest of the Company's shareholders to do so. This decision resulted in a delay in completing the 2002 year-end audit and the auditor's review of results of operations for the first quarter of 2003. The Company's shares, traded on the OTC Bulletin Board, were assigned an "E" status and removed from active listing until such time as the Company demonstrates compliance with the OTC Bulletin Board listing regulations. It is the Company's intention to complete the 2002 year-end audit and quarterly review and return to compliant status as soon as is reasonably possible.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 2003:

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



                              V-ONE CORPORATION
                              Registrant


Date:  May 13, 2003           By:     /s/ Margaret E. Grayson
                                      ------------------------------------
                              Name:   Margaret E. Grayson
                              Title:  President, Chief Executive Officer and
                                      Principal Financial Officer

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



Date:  May 13, 2003                         /s/ Margaret E. Grayson
                                            ------------------------------------
                                            Margaret E. Grayson
                                            Chief Executive Officer and
                                            Principal Financial Officer