Form 10-Q
period 2003-06-30
V ONE CORP/ DE
filed 2003-08-01
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                   Outstanding at July 31, 2003
            -----                                   ----------------------------
Common Stock, $0.001 Par Value Per Share                   27,103,125

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX


                                                          PAGE NO.
                                                          --------

PART I.        FINANCIAL INFORMATION                         4

Item 1.        Financial Statements                          4

               Condensed Balance Sheets as of June           4
               30, 2003 (unaudited) and December 31,
               2002 (unaudited)

               Condensed Statements of Operations            5
               for the three and six months ended
               June 30, 2003 (unaudited) and June
               30, 2002 (unaudited)

               Condensed Statements of Cash Flows            6
               for the three and six months ended
               June 30, 2003 (unaudited) and June
               30, 2002 (unaudited)

               Notes to the Condensed Financial              7
               Statements (unaudited)

Item 2.        Management's Discussion and Analysis          9
               of Financial Condition and Results of
               Operations

Item 3.        Quantitative and Qualitative                  12
               Disclosures About
               Market Risk

Item 4.        Controls and Procedures                       12


PART II.       OTHER INFORMATION                             12

Item 1.        Legal Proceedings                             12

Item 2.        Changes in Securities and Use of              12
               Proceeds

Item 3.        Defaults Upon Senior Securities               12

Item 4.        Submission of Matters to a Vote of            12
               Security Holders

Item 5.        Other Information                             13

Item 6.        Exhibits and Reports on Form 8-K              13

SIGNATURE                                                    14

The review of the Company's financial statements at June 30, 2003 by the Company's auditors has not been completed and reviewed financial statements are not included in this Quarterly Report on Form 10-Q. When the review is completed, the Company intends to file an amended Quarterly Report on Form 10-Q containing such reviewed financial statements.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          V-ONE CORPORATION
                                                      CONDENSED BALANCE SHEETS

                                                                               June 30, 2003        December 31, 2002
                                  ASSETS                                        (Unaudited)            (Unaudited)
                                                                            --------------------  -----------------------
Current assets:
 Cash and cash equivalents                                                             $ 65,205                $ 128,985
 Accounts receivable, net                                                               567,220                  237,695
 Finished goods inventory, net                                                            2,526                    5,478
 Prepaid expenses and other current assets                                               72,605                  280,630
                                                                            --------------------  -----------------------
  Total current assets                                                                  707,556                  652,788


Property and equipment, net                                                             123,675                  319,294
Other assets                                                                             95,141                        -
                                                                            --------------------  -----------------------
  Total assets                                                                        $ 926,372                $ 972,082
                                                                            ====================  =======================

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                              $ 1,627,965              $ 1,235,574
 Deferred revenue                                                                       638,683                  784,185
 Capital lease obligations - current                                                    528,000                  591,242
                                                                            --------------------  -----------------------
  Total current liabilities                                                           2,794,648                2,611,001
Deferred rent                                                                            37,355                   32,831
Capital lease obligations - noncurrent                                                        -                        -
                                                                            --------------------  -----------------------
  Total liabilities                                                                   2,832,003                2,643,832

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value,13,333,333 shares authorized:
 Series C redeemable preferred stock, 500,000 shares designated; 42,904 shares issued and outstanding
  (liquidation preference of $1,126,388)                                                     43                       43
 Series D convertible preferred stock, 3,675,000 shares designated,
  3,021,000 shares issued and outstanding                                                 3,021                    3,021
 (liquidation preference of $5,770,110)
Common stock, $0.001 par value; 75,000,000 shares authorized;
 27,103,125 and 26,649,301 shares issued and outstanding, respectively                   27,103                   26,649
Accrued dividends payable                                                             1,917,692                1,575,709
Additional paid-in capital                                                           61,881,764               61,737,266
Accumulated deficit                                                                 (65,735,254)             (65,014,438)
                                                                            --------------------  -----------------------
  Total shareholders' equity                                                         (1,905,631)              (1,671,750)
                                                                            --------------------  -----------------------
  Total liabilities and shareholders' equity                                          $ 926,372                $ 972,082
                                                                            ====================  =======================

                             The accompanying notes are an integral part of these financial statements.

                                                             4


                                                      V-ONE CORPORATION
                                              CONDENSED STATEMENTS OF OPERATIONS
                                                Three months        Three months         Six months           Six months
                                                    ended              ended               ended                ended
                                                June 30, 2003      June 30, 2002       June 30, 2003        June 30, 2002
                                                 (unaudited)        (unaudited)         (unaudited)          (unaudited)
                                              ------------------  -----------------   -----------------    -----------------
Revenue:
  Products                                            $ 771,117          $ 520,633         $ 1,412,219            $ 964,585
  Consulting and services                               384,103            366,366             748,272              774,633
                                              ------------------  -----------------   -----------------    -----------------
    Total revenue                                     1,155,220            886,999           2,160,491            1,739,218

Cost of revenue:
  Products                                              127,695             41,597             143,100               90,910
  Consulting and services                                14,651             85,349              40,426              201,769
                                              ------------------  -----------------   -----------------    -----------------
    Total cost of revenue                               142,346            126,946             183,526              292,679
                                              ------------------  -----------------   -----------------    -----------------

Gross profit                                          1,012,874            760,053           1,976,965            1,446,539

Operating expenses:
  Research and development                              272,326            788,142             594,439            1,756,397
  Sales and marketing                                   364,265            760,998             747,853            1,764,973
  General and administrative                            373,611            640,751             847,930            1,378,236
                                              ------------------  -----------------   -----------------    -----------------
    Total operating expenses                          1,010,202          2,189,891           2,190,222            4,899,606
                                              ------------------  -----------------   -----------------    -----------------

Operating profit (loss)                                   2,672         (1,429,838)           (213,257)          (3,453,067)

Other (expense) income:
  Interest expense                                      (28,744)              (949)           (161,475)              (2,344)
  Interest income                                            20              3,238               5,052               14,243
  Other (expense) income                                   (183)            (2,910)             (9,153)              (2,910)
                                              ------------------  -----------------   -----------------    -----------------
    Total other (expense) income                        (28,907)              (621)           (165,576)               8,989
                                              ------------------  -----------------   -----------------    -----------------

Net loss                                                (26,235)        (1,430,459)           (378,833)          (3,444,078)

Dividend on preferred stock                             171,936            171,936             341,983              352,250
                                              ------------------  -----------------   -----------------    -----------------

Loss attributable to holders of common stock         $ (198,171)      $ (1,602,395)         $ (720,816)        $ (3,796,328)
                                              ==================  =================   =================    =================

Basic and diluted loss per share attributable
  to holders of common stock                            $ (0.01)           $ (0.07)            $ (0.03)             $ (0.16)
                                              ==================  =================   =================    =================

Weighted average number of common
  shares outstanding                                 26,958,849         24,263,355          25,839,253           24,151,698
                                              ==================  =================   =================    =================

                             The accompanying notes are an integral part of these financial statements.

                                                              5

                                                          V-ONE CORPORATION
                                                 CONDENSED STATEMENTS OF CASH FLOWS

                                                                 Six months           Six months
                                                                   ended                ended
                                                               June 30, 2003        June 30, 2002
                                                                 (unaudited)          (unaudited)
                                                             -------------------  -------------------
Cash flows from operating activities:
Net loss                                                             $ (378,833)        $ (3,444,078)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                           189,032              275,862
Stock compensation                                                        1,193               83,372
Amortization of deferred financing costs                                126,622                    -
Changes in assets and liabilities:
 Accounts receivable, net                                              (329,524)             181,893
 Inventory, net                                                           2,952               (3,011)
 Prepaid expenses and other assets                                       43,910              199,406
 Accounts payable and accrued  expenses                                 392,391              471,368
 Deferred revenue                                                      (145,502)             (88,386)
 Deferred rent                                                            4,524              (21,007)
                                                             -------------------  -------------------
  Net cash used in operating activities                                 (93,235)          (2,344,581)

Cash flows from investing activities:
 Net purchases of property and equipment                                  6,586               (3,645)
                                                             -------------------  -------------------
  Net cash provided by (used in) investing activities                     6,586               (3,645)

Cash flows from financing activities:
 Exercise of options and warrants                                             -                    -
 Issuance of common stock                                                22,869               13,716
 Payment of debt financing costs                                              -             (105,460)
 Principal payments on capitalized lease obligations                          -              (38,922)
                                                             -------------------  -------------------
  Net cash provided by financing activities                              22,869             (130,666)
                                                             -------------------  -------------------

Net increase in cash and cash equivalents                               (63,780)          (2,478,892)

Cash and cash equivalents at beginning of period                        128,985            2,608,690
                                                             -------------------  -------------------

Cash and cash equivalents at end of period                             $ 65,205            $ 129,798
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

2.    Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2003 and June 30, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements as of December 31, 2002 (unaudited) and 2001 (audited) and for the three years in the period ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10-K.

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

The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported results of operations.

3.    Common and Preferred Stock

On June 30, 2003, the Company sold 12,500 shares of common stock at a price of $.111 per share as part of its Employee Stock Purchase Plan. On March 31, 2003, the Company sold 12,500 shares of common stock at a price of $.119 per share as part of its Employee Stock Purchase Plan.

On June 13, 2003, the Company issued 128,824 shares of common stock in exchange for governmental consulting services.

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. As of June 30, 2003, holders had converted $660,000, or 56%, of the notes into shares of common stock at $.25 per share.

4.    Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $26,235 for the six months ended June 30, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the

Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

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

5.    8% Secured Convertible Notes with Detachable Warrants

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. In connection with its efforts to raise capital, the Company agreed in January 2003 to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. As of June 30, 2003, holders had converted $660,000, or 56%, of the notes into shares of common stock at $.25 per share.

Upon  issuance  of  the  notes,   the  Company   recorded  a  debt  discount  of
approximately $233,900 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the six months ended June 30, 2003, the Company amortized approximately $11,758 of the discount to interest expense. In connection with the Company's agreement to adjust the exercise price of the warrants, the Company recorded a debt discount of approximately $23,890 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the six months ended June 30, 2003, the Company amortized all of the discount to interest expense. Additionally, the Company records interest expense upon conversion of the notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of $25,000 and $50,000 of notes during the three and six months ended June 30, 2003, respectively, the Company recorded $8,000 and $11,000 in interest expense, respectively. Additionally, the Company recorded $15,839 in accrued interest expense for the second quarter of 2003. Accrued interest expense is payable upon the earlier of maturity or conversion of the notes.

In January 2003, the Company elected to extend the notes for an additional 180 days and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period.

6.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                    Three Months ended June         Six Months ended June 30,
                                                              30,
                                                   ---------------------------     ----------------------------
                                                       2003          2002             2003            2002
                                                   ------------   -----------     ------------    ------------
Numerator:
Net loss                                            $ (26,235)    $(1,430,459)      $(378,833)    $ (3,44,078)
Less:  Dividend on preferred stock                   (171,936)       (171,936)       (341,983)       (352,250)
                                                   ------------   ------------    ------------    ------------

Net loss attributable to holders of common stock    $(198,171)    $(1,602,395)      $(720,816)    $(3,796,328)
                                                   ============   ============    ============    ============

Denominator:
Denominator for basic and diluted net loss per
share
- weighted average shares                          26,958,849      24,263,355      25,839,253       24,151,698
                                                   ============   ============    ============    ============
Basic and diluted loss per share -
Net loss attributable to holders of common stock    $   (0.01)    $     (0.07)      $   (0.03)      $   (0.16)
                                                   ============   ============    ============    ============

                                                       8

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

RESULTS OF OPERATIONS

REVENUES

Total revenues increased from approximately $887,000 and $1,739,000 for the three and six months ended June 30, 2002 to approximately $1,155,000 and $2,160,000 for the three and six months ended June 30, 2003, respectively. This increase of approximately $268,000 and $421,000, or 30% and 24%, is due primarily to an increase in product revenue of $250,000 and $448,000, respectively. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased from approximately $521,000 and $965,000 for the three and six months ended June 30, 2002, respectively, to approximately $771,000 and $1,412,000 for the three and six months ended June 30, 2003, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased slightly from approximately $366,000 for the three months ended June 30, 2002 to approximately $384,000 for the three months ended June 30, 2003. Consulting and services revenues decreased slightly from approximately $775,000 for the six months ended June 30, 2002 to approximately $748,000 for the six months ended June 30, 2003. This was due principally to a lower cost of maintenance for new international distribution customers and a lower number of new and renewing maintenance contracts provided to customers in the first quarter of fiscal 2003.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 14% and 17% for the three and six months ended June 30, 2002, respectively, to approximately 12% and 8% for the three and six months ended June 30, 2003, respectively. The percentage decrease was primarily due to higher sales of software licenses and lower sales of SmartWall and turnkey hardware systems sales in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from approximately $42,000 and $91,000 for the three and six months ended June 30, 2002, respectively, to approximately $128,000 and $143,000 for the three and six months ended June 30, 2003, respectively. The increase in cost of product revenues for the three and six months ended June 30, 2003 was primarily attributable to higher sales of SmartWall and turnkey hardware systems sales and lower sales of software licenses in the current year. Cost of product revenues as a percentage of product revenues was approximately 5% for both the three and six months ended June 30, 2002, and approximately 11% and 7% for the three and six months ended June 30, 2003, respectively. The percentage increase was primarily attributable to higher sales of SmartWall and turnkey hardware systems sales and lower sales of software licenses in the current year.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues decreased from approximately $85,000 and $208,000 for the three and six months ended June 30, 2002, respectively, to approximately $15,000 and $40,000 for the three and six months ended June 30, 2003, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 10% and 12% for the three and six months ended June 30, 2002, respectively, and approximately 1% and 2% for the three and six months ended June 30, 2003, respectively. The decrease was due mainly to lower salary expense in fiscal 2003.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $788,000 and $1,756,000 for the three and six months ended June 30, 2002, respectively, to approximately $272,000 and $594,000 for the three and six months ended June 30, 2003, respectively. Research and development expense as a percentage of total revenue was approximately 89% and 101% for the three and six months ended June 30, 2002, respectively, and approximately 24% and 28% for the three and six months ended June 30, 2003, respectively. The dollar and percentage decreases for the first six months of 2003 were primarily due to lower salary expenses of $954,000, lower consulting expenses of $127,000 and lower rent expenses of $31,000.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $761,000 and $1,764,000 for the three and six months ended June 30, 2002, respectively, to approximately $364,000 and $748,000 for the three and six months ended June 30, 2003, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 86% and 102% for the three and six months ended June 30, 2002, respectively, and approximately 32% and 35% for the three and six months ended June 30, 2003, respectively. The dollar and percentage decreases for the three and six months ended June 30, 2003 of approximately $397,000 and $1,017,000, or 52% and 58%, respectively, relate primarily to lower salary expense of $232,000 and $611,000, lower consulting costs of $53,000 and $115,000, lower tradeshow expense of $14,000 and $66,000, lower market research expense of $22,000 and $29,000, lower travel expense of $22,000 and $46,000, and lower rent expense of $12,000 and $25,000, respectively. In addition, sales and marketing expenses decreased during the first six months of 2003 by lower advertising expense of $26,000 and lower direct mail expense of $22,000.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $641,000 and $1,378,000 for the three and six months ended June 30, 2002, respectively, to approximately $374,000 and $848,000 for the three and six months ended June 30, 2003, respectively. General and administrative expenses as a percentage of total revenues were approximately 72% and 79% for the three and six months ended June 30, 2002, respectively, and approximately 32% and 39% for the three and six months ended June 30, 2003, respectively. The decrease in expense and percentage of total revenues of approximately $267,000 and $530,000, or 42% and 39%, respectively, was due principally to lower salary expense of $128,000, reduced cost of D&O insurance of $53,000, and lower consulting expense of $38,000 during the first six months of 2003.

Other (Expense) Income -- Other (expense) income represents the income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income decreased from approximately $(3,000) for the three months ended June 30, 2002 to approximately zero for the three months ended June 30, 2003. Other (expense) increased from approximately $(3,000) for the six months ended June 30, 2002 to $(9,000) for the six months ended June 30, 2003 due primarily to early retirement of certain fixed assets.

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $3,000 and $14,000 for the three and six months ended June 30, 2002 to approximately zero and $5,000 for the three and six months ended June 30, 2003. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $1,000 and $2,000 for the three and six months ended June 30, 2002 to approximately $29,000 and $161,000 for the three and six months ended June 30, 2003, respectively, substantially all of which was for recognition of a beneficial conversion feature on the 8% Secured Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and six months ended June 30, 2002 and 2003.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $172,000 and $352,000 during the three and six months ended June 30, 2002 and approximately $172,000 and $342,000 for the three and six months ended June 30, 2003. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,345,000 for the six months ended June 30, 2002 and approximately $93,000 for the six months ended June 30, 2003. Cash used in operating activities resulted principally from net operating losses in the periods. The decrease in cash used in operating activities of approximately $2,251,000 was attributable primarily to a reduction in net operating loss of $3,065,245.

The Company's investing activities used cash of approximately $4,000 in the six months ended June 30, 2002 and provided cash of approximately $6,000 in the six months ended June 30, 2003. Net capital expenditures for property and equipment were approximately $4,000 and $(7,000) during the six months ended June 30, 2002 and June 30, 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. Net capital expenditures for the six months ended June 30, 2003 include the early retirement of certain fixed assets.

The Company's financing activities used cash of approximately $131,000 in the six months ended June 30, 2002 and provided cash of approximately $23,000 in the six months ended June 30, 2003. In fiscal 2002, the cash was used primarily for principal payments on capitalized lease obligations.

The Company had net tangible assets of ($1,672,000) and ($1,906,000) at December 31, 2002 and June 30, 2003, respectively. As of June 30, 2003, the Company had an accumulated deficit of approximately $65,735,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $26,235 for the six months ended June 30, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of June 30, 2003 and the periods in which payments are due:

                                        Payments Due By Period
                         -------------------------------------------------------
                         Remainder     2004       2006    Thereafter   Total
                          of 2003    and 2005   and 2007
                        -------------------------------------------------------
Long-term debt
  obligations            $188,766   $661,387   $466,681    $59,486   $1,376,320
Operating leases            7,188     26,357          0          0       33,545
                        ----------  ---------  ---------  ---------  ----------
                         $299,970   $687,744   $466,681    $59,486   $1,513,882
                        ==========  =========  =========  =========  ==========


OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements during the first three and six months of fiscal 2003 or 2002.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2003,  the  following  items  were voted on at the Annual  Meeting of
Shareholders:

Proposal 1: Reelection of Directors       For       Withheld    Abstain    Broker Non-Votes
                                          ---       --------    -------    ----------------
            Margaret E. Grayson       24,300,551    336,252           0       2,118,748
            Michael D. O'Dell         23,921,564    336,882           0       2,118,748

Proposal 2: Amendment to the  Company's  certificate  of  incorporation,  as amended and restated, to increase the number of authorized shares of common stock of the
            Company from 50,000,000 to 75,000,000 shares.


             For           Against        Abstain        Broker Non-Votes
             ---           -------        -------        ----------------
           23,921,564       705,769         9,470            2,118,748


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

The cost to complete the Company's annual audit is approximately $100,000. The Company's cash position during the fourth quarter of 2002 and the three and six months ended June 30, 2003 was not sufficient to prepay these fees in addition to meeting operational expenses for development and equipment purchases required to deliver products to the Company's customers. The Company decided to meet its customer's requirements first, believing that it is in the best interest of the Company's shareholders to do so. This decision resulted in a delay in completing the 2002 year-end audit and the auditor's review of results of operations for the first and second quarters of 2003. The Company's common stock, traded on the OTC Bulletin Board, was assigned an "E" status and removed from active listing until such time as the Company demonstrates compliance with the OTC Bulletin Board listing regulations. It is the Company's intention to complete the 2002 year-end audit and quarterly reviews and return to compliant status as soon as is reasonably possible.


Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2003:

EXHIBIT                             DESCRIPTION
-------                             -----------

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       V-ONE CORPORATION
                                       Registrant


Date:  July 31, 2003             By:   /s/ Margaret E. Grayson
                                       ------------------------------
                                       Name:  Margaret E. Grayson
                                       Title: President, Chief Executive Officer
                                               and Principal Financial Officer