Form 10-Q
period 2003-09-30
V ONE CORP/ DE
filed 2003-11-13
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2003
                                       OR

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 CLASS                        OUTSTANDING AT NOVEMBER 6, 2003
                 -----                        -------------------------------
COMMON STOCK, $0.001 PAR VALUE PER SHARE               27,382,181

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX



                                                                       PAGE NO.
                                                                       --------

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements                                            3

           Condensed Balance Sheets as of September 30, 2003               4
           (unaudited) and December 31, 2002 (unaudited)

           Condensed Statements of Operations for the Three and            5
           Nine Months Ended September 30, 2003 (unaudited) and
           September 30, 2002 (unaudited)

           Condensed Statements of Cash Flows for the Nine Months          6
           Ended September 30, 2003 (unaudited) and September
           30, 2002 (unaudited)

           Notes to the Condensed Financial Statements                     7
           (unaudited)

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10

Item 3.    Quantitative and Qualitative Disclosures About                 13
           Market Risk

Item 4.    Controls and Procedures                                        13


PART II.   OTHER INFORMATION                                              14

Item 1.    Legal Proceedings                                              14

Item 2.    Changes in Securities and Use of Proceeds                      14

Item 3.    Defaults Upon Senior Securities                                14

Item 4.    Submission of Matters to a Vote of Security Holders            14

Item 5.    Other Information                                              14

Item 6.    Exhibits and Reports on Form 8-K                               14

SIGNATURES                                                                15

The review of the Company's financial statements at September 30, 2003 by the Company's auditors has not been completed and reviewed financial statements are not included in this Quarterly Report on Form 10-Q. When the review is completed, the Company intends to file an amended Quarterly Report on Form 10-Q containing such reviewed financial statements.

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          V-ONE CORPORATION
                                                      CONDENSED BALANCE SHEETS


                                                                                 September 30, 2003        December 31, 2002
                                    ASSETS                                           (Unaudited)              (Unaudited)
                                                                               ------------------------   ---------------------
Current assets:
 Cash and cash equivalents                                                     $                39,762    $            128,985
 Accounts receivable, net                                                                      707,653                 237,695
 Finished goods inventory, net                                                                   3,228                   5,478
 Prepaid expenses and other current assets                                                      21,308                 280,630
                                                                               ------------------------   ---------------------
   Total current assets                                                                        771,951                 652,788

 Property and equipment, net                                                                    80,815                 319,294
 Other assets                                                                                   95,141                       -
                                                                               ------------------------   ---------------------
  Total assets                                                                 $               947,907    $            972,082
                                                                               ========================   =====================

       LIABILITIES AND SHAREHOLDERS EQUITY
Current liabilities:
 Accounts payable and accrued expenses                                         $             1,592,320    $          1,235,574
 Deferred revenue                                                                              738,585                 784,185
 Notes payable                                                                                 528,000                 591,242
                                                                               ------------------------   ---------------------
  Total current liabilities                                                                  2,858,905               2,611,001
Deferred rent                                                                                   38,945                  32,831
                                                                               ------------------------   ---------------------
  Total liabilities                                                                          2,897,850               2,643,832

Commitments and contingencies

Shareholders equity:
Preferred stock, $.001 par value,13,333,333 shares authorized:
 Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
   (liquidation preference of $1,126,388)                                                           43                      43
 Series D convertible preferred stock 3,675,000 shares designated,
   3,021,000 shares issued and outstanding                                                       3,021                   3,021
   (liquidation preference of $5,770,110)
Common stock, $0.001 par value; 75,000,000 shares authorized;
 27,334,335 and 26,649,301 shares issued and outstanding, respectively                          27,334                  26,649
Accrued dividends payable                                                                    2,091,517               1,575,709
Additional paid-in capital                                                                  61,917,335              61,737,266
Accumulated deficit                                                                        (65,989,193)            (65,014,438)
                                                                               ------------------------   ---------------------
   Total shareholders equity                                                                (1,949,943)             (1,671,750)
                                                                               ------------------------   ---------------------
   Total liabilities and shareholders equity                                   $               947,907    $            972,082
                                                                               ========================   =====================

                             The accompanying notes are an integral part of these financial statements.


                                                       V-ONE CORPORATION
                                              CONDENSED STATEMENTS OF OPERATIONS

                                                   Three months          Three months         Nine months          Nine months
                                                      ended                 ended                ended                ended
                                                September 30, 2003    September 30, 2002   September 30, 2003   September 30, 2002
                                                   (unaudited)           (unaudited)          (unaudited)          (unaudited)
                                               ------------------   --------------------   ----------------------------------------
Revenue:
 Products                                      $           489,907   $            805,529   $       1,902,127  $      1,770,114
 Consulting and services                                   388,859                346,414           1,137,131         1,121,047
                                               -------------------  ---------------------   -----------------------------------
  Total revenue                                            878,766              1,151,943           3,039,258         2,891,161

Cost of revenue:
 Products                                                    9,443                 57,611             152,544           148,521
 Consulting and services                                    27,284                 80,073              67,710           281,842
                                               -------------------  ---------------------   -----------------------------------
  Total cost of revenue                                     36,727                137,684             220,254           430,363
                                               -------------------  ---------------------   -----------------------------------

Gross profit                                               842,039              1,014,259           2,819,004         2,460,798

Operating expenses:
 Research and development                                  263,096                520,072             857,535         2,276,469
 Sales and marketing                                       321,680                742,913           1,069,533         2,507,886
 General and administrative                                315,116                512,221           1,163,046         1,890,457
                                               --------------------  ---------------------   -----------------------------------
  Total operating expenses                                 899,892              1,775,206           3,090,114         6,674,812
                                               --------------------  ---------------------   -----------------------------------

Operating loss                                             (57,853)              (760,947)           (271,110)       (4,214,014)

Other (expense) income:
 Interest expense                                          (22,363)              (314,875)           (183,838)         (317,220)
 Interest income                                               103                  1,633               5,154            15,876
 Other (expense) income                                          -                 (4,648)             (9,153)           (7,558)
                                               --------------------  ---------------------   -----------------------------------
  Total other (expense) income                             (22,260)              (317,890)           (187,837)         (308,902)
                                               --------------------  ---------------------   -----------------------------------

Net loss                                                   (80,113)            (1,078,837)           (458,947)       (4,522,916)

Dividend on preferred stock                                173,826                173,826             515,808           526,075
                                               --------------------  ---------------------   -----------------------------------

Loss attributable to holders of common stock   $          (253,939)  $         (1,252,663)   $       (974,755)  $    (5,048,991)
                                               ====================  =====================   ===================================

Basic and diluted loss per share attributable
 to holders of common stock                    $             (0.01)  $              (0.05)   $          (0.04)  $         (0.20)
                                               ====================  =====================   ===================================

Weighted average number of common
 shares outstanding                                     27,236,692             25,955,863          26,973,189        24,759,695
                                               ====================  =====================   ===================================

                         The accompanying notes are an integral part of these financial statements.



                                               V-ONE CORPORATION
                                      CONDENSED STATEMENTS OF CASH FLOWS


                                                                  Nine months              Nine months
                                                                     ended                    ended
                                                               September 30, 2003       September 30, 2002
                                                                   (unaudited)              (unaudited)
                                                             -----------------------  -----------------------
Cash flows from operating activities:
Net loss                                                     $             (458,947)  $           (4,522,916)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Depreciation and amortization                                               231,893                  389,183
Stock compensation                                                            1,757                   81,807
Amortization of deferred financing costs                                     68,974                  127,078
Beneficial conversion expense                                                57,648                  177,564
Changes in assets and liabilities:
 Accounts receivable, net                                                  (469,958)                (313,110)
 Inventory, net                                                               2,250                   10,299
 Prepaid expenses and other assets                                           95,208                  233,821
 Accounts payable and accrued  expenses                                     356,746                  611,380
 Deferred revenue                                                           (45,600)                  81,933
 Deferred rent                                                                6,114                  (33,889)
                                                             -----------------------  -----------------------
  Net cash used in operating activities                                    (153,915)              (3,156,850)

Cash flows from investing activities:
 Net purchases of property and equipment                                      6,586                  (64,823)
                                                             -----------------------  -----------------------
  Net cash provided by (used in) investing activities                         6,586                  (64,823)

Cash flows from financing activities:
 Exercise of options and warrants                                             3,750                        -
 Issuance of common stock                                                    54,356                   16,467
 Issuance of preferred stock                                                      -                        -
 Issuance of notes payable                                                  (75,000)                 603,000
 Notes payable converted to common stock                                     75,000                  585,000
 Payment of debt financing costs                                                  -                 (381,231)
 Redemption of preferred stock                                                    -                        -
 Payments of stock issuance costs                                                 -                        -
 Payment of preferred stock dividends                                             -                        -
 Principal payments on capitalized lease obligations                              -                  (47,082)
                                                             -----------------------  -----------------------
  Net cash provided by financing activities                                  58,106                  776,154
                                                             -----------------------  -----------------------

Net increase (decrease) in cash and cash equivalents                        (89,223)              (2,445,519)

Cash and cash equivalents at beginning of period             $              128,985   $            2,608,690
                                                             -----------------------  -----------------------

Cash and cash equivalents at end of period                   $               39,762   $              163,171
                                                             =======================  =======================

                  The accompanying notes are an integral part of these financial statements.

                                        6

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)



1.   Nature of the Business

V-ONE Corporation ("Company") develops, markets and licenses a comprehensive suite of network security products that enable organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, and secondary markets in Europe and Asia.

2.   Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2003 and September 30, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the financial statements as of December 31, 2002 (unaudited) and 2001 (audited) and for the three years ended December 31, 2002, which are included in the Company's 2002 Annual Report on Form 10-K.

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

The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results expected for the full year ending December 31, 2003.

Certain prior year amounts have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported results of operations.

3.   Common and Preferred Stock

On September 28, 2003, the Company sold 12,500 shares of common stock at a price of $.119 per share as part of its Employee Stock Purchase Plan. On June 30, 2003, the Company sold 12,500 shares of common stock at a price of $.111 per share as part of its Employee Stock Purchase Plan. On March 31, 2003, the Company sold 12,500 shares of common stock at a price of $.119 per share as part of its Employee Stock Purchase Plan.

During the three months ended September 30, 2003, the Company issued 193,710 shares of common stock in exchange for governmental consulting services. On June 13, 2003, the Company issued 128,824 shares of common stock in exchange for governmental consulting services.

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. As of September 30, 2003, holders had converted $660,000, or 56%, of the notes into shares of common stock at $.25 per share. In July 2003 holders exercised warrants for 25,000 shares of common stock at $.15 per share.

4.   Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $458,947 for the nine months ended September 30, 2003. In addition, the Company may continue to incur losses during 2003. There can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

For the immediate future, the Company will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts through its distribution and reseller channel partners, and minimizing general and administrative expenditures and all possible capital expenditures. The Company has taken steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. Additional staff reductions of approximately 20% of the Company's employees were effected on January 10, 2003. The Company reduced operating expenses for the third quarter by approximately $875,000 and by approximately $3,585,000 for the nine months ended September 30, 2003, compared with the same periods last year. The Company may not be successful in further reducing operating levels and, even at reduced operating levels, the Company may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

5.   8% Secured Convertible Notes with Detachable Warrants

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. In connection with its efforts to raise capital, the Company agreed in January 2003 to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. As of September 30, 2003, holders had converted $660,000, or 56%, of the notes into shares of common stock at $.25 per share. In July 2003, holders exercised warrants for 25,000 shares of common stock at $.15 per share.

Upon  issuance  of  the  notes,   the  Company   recorded  a  debt  discount  of
approximately $233,900 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the nine months ended September 30, 2003, the Company amortized approximately $11,758 of the discount to interest expense. In connection with the Company's agreement to adjust the exercise price of the warrants, the Company recorded a debt discount of approximately $23,890 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the nine months ended September 30, 2003, the Company amortized all of the debt discount of $23,890 to interest expense. Additionally, the Company records interest expense upon conversion of the notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of $25,000 and $50,000 of notes during the three and nine months ended September 30, 2003, respectively, the Company recorded $8,000 and $11,000 in interest expense, respectively. Additionally, the Company recorded $15,714 in accrued interest expense for the third quarter of 2003. Accrued interest expense is payable upon the earlier of maturity or conversion of the notes.

In January 2003, the Company elected to extend the notes for an additional 180 days and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period.

6.   Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                             ----------------------------------
                                               Nine Months ended September 30,
                                             ----------------------------------
                                                  2003                2002
                                             -------------       --------------
Noncash investing and financing activities:
   Redemption of preferred stock                  $    -              $    -
   Payment of preferred stock dividends           $    -              $    -

7.   Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:


                                                                    Three Months ended                     Nine Months ended
                                                                       September 30,                          September 30,
                                                      --------------------------------------   ------------------------------------
                                                               2003              2002                   2003             2002
                                                      ----------------   -------------------   ------------------  ----------------
Numerator:
Net loss                                               $      (80,113)   $       (1,078,837)   $        (458,947)  $     (4,522,916)
Less:  Dividend on preferred stock                           (173,826)             (173,826)            (515,808)  $       (526,073)
                                                      ----------------   -------------------   ------------------   ----------------
Net loss attributable to holders of common stock       $     (253,939)   $       (1,252,663)   $        (974,755)  $     (5,048,991)
                                                      ================   ===================   ==================   ================

Denominator:
Denominator for basic and diluted net loss per share
- weighted average shares                                  27,236,692            25,955,863           26,973,189         24,759,695
                                                      ================   ===================   ==================   ================

Basic and diluted loss per share -
Net loss attributable to holders of common stock      $         (0.01)   $            (0.05)   $           (0.04)   $         (0.20)
                                                      ================   ===================   ==================   ================

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,152,000 for the three months ended September 30, 2002, to approximately $879,000 for the three months ended September 30, 2003, a decrease of approximately $273,000 or 24%; however, total revenues increased from approximately $2,891,000 for the nine months ended September 30, 2002 to approximately $3,039,000 for the nine months ended September 30, 2003, an increase of approximately 5%. These changes in total revenues are due primarily to changes in product revenues for the stated periods. Product revenues increased significantly during the earlier part of the nine month period ended September 30, 2003 contributing to the increase in total revenues for the nine months ended September 30, 2003 as compared to the comparable period in 2002. Product revenues, however, decreased during the three month period ended September 30, 2003 contributing to the decrease in total revenues for the nine months ended September 30, 2003 as compared to the comparable period in 2002. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $806,000 for the three months ended September 30, 2002, to approximately $490,000 for the three months ended September 30, 2003. The decrease resulted from delayed orders from existing customers for expansion of current product deployments. Product revenues increased from approximately
$1,770,000 for the nine months ended September 30, 2002, to approximately $1,902,000 for the nine months ended September 30, 2003. The increase this year was primarily due to an increase in software sales. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased slightly from approximately $346,000 for the three months ended September 30, 2002, to approximately $389,000 for the three months ended September 30, 2003. Consulting and services revenues increased slightly from approximately $1,121,00 for the nine months ended September 30, 2002, to approximately $1,137,000 for the nine months ended September 30, 2003. This was due principally to a higher number of new and renewing maintenance contracts provided to customers in the third quarter and year to date.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 12% and 15%, or approximately $138,000 and $430,400 for the three and nine months ended September 30, 2002, respectively, to approximately 4% and 7%, or approximately $36,700 and $220,300 for the three and nine months ended September 30, 2003, respectively. The decreases were primarily due to an increase in software product sales and reductions in large turnkey and hardware system sales. Software product sales involve lower variable costs compared to the higher variable costs, primarily salary expense and hardware costs, associated with large turnkey and hardware system sales. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $58,000 for the three months ended September 30, 2002, to approximately $9,000 for the three months ended September 30, 2003. The decrease in costs of product revenue for the three months ended September 30, 2003 was primarily attributable to an increase in software product sales and a lower proportion of turnkey systems sales. Cost of product revenues increase slightly from approximately $149,000 for the nine months ended September 30, 2002 to approximately $152,000 for the nine months ended September 30, 2003. The increase in costs of product revenue for the nine months ended September 30, 2003 was attributable to a slight increase in the Company's SmartGuard turnkey product sales. Cost of product revenues as a percentage of product revenues was approximately 7% and 8% for the three and nine months ended September 30, 2002, respectively, and approximately 2% and 8% for the three and nine months ended September 30, 2003, respectively. The percentage decreases were primarily attributable to a lower proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers. Cost of consulting and services revenues decreased from approximately $80,000 and $282,000 for the three and nine months ended September 30, 2002, respectively, to approximately $27,000 and $68,000 for the three and nine months ended September 30, 2003, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 23% and 25% for the three and nine months ended September 30, 2002, respectively, and approximately 7% and 6% for the three and nine months ended September 30, 2003, respectively. The percentage decreases were due mainly to product enhancements enabling a reduction in staff hours needed to provide help desk and onsite customer support, an increase in sales of the Company's SmartGuard appliance with the Company's firewall and a lower proportion of support required for third-party firewall maintenance contracts.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expense decreased from approximately $520,000 and $2,276,000 for the three and nine months ended September 30, 2002, respectively, to approximately $263,000 and $858,000 for the three and nine months ended September 30, 2003, respectively. Research and development expense as a percentage of total revenue was approximately 45% and 79% for the three and nine months ended September 30, 2002, respectively, and approximately 30% and 28% for the three and nine months ended September 30, 2003, respectively. The dollar and percentage decreases for the first nine months of 2003 were primarily due to lower salary expenses of $966,000, lower consulting expenses of $130,000, lower depreciation expenses of $78,000 and lower rent expenses of $52,000.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expense decreased approximately $421,000 and $1,438,000, respectively for the three and nine months ended September 30, 2003 from approximately $743,000 and $2,508,000 for the three and nine months ended September 30, 2002, respectively, to approximately $322,000 and $1,070,000 for the three and nine months ended September 30, 2003, respectively. Sales and marketing expense as a percentage of total revenues decreased 28% and 52%, respectively from approximately 65% and 87% for the three and nine months ended September 30, 2002, respectively, to approximately 37% and 35% for the three and nine months ended September 30, 2003, respectively. The dollar and percentage decreases for the nine months ended September 30, 2003 relate predominately to lower salary and consulting expense of $820,000 and reductions in tradeshow, advertising and general operating expenses.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expense decreased from approximately $512,000 and $1,890,000 for the three and nine months ended September 30, 2002, respectively, to approximately $315,000 and $1,163,000 for the three and nine months ended September 30, 2003, respectively. The decrease in general and administrative expense for the nine months ended September 30, 2003 of approximately $727,000 was due to lower salary, legal, D & O insurance, bad debt, depreciation and rent expense. General and administrative expense as a percentage of total revenues were approximately 44% and 65% for the three and nine months ended September 30, 2002, respectively, and 36% and 38% for the three and nine months ended September 30, 2003, respectively.

Other (Expense) Income - Other (expense) income represents the net income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income for the three and nine months ended September 30, 2003 was approximately $0 and ($9,000), respectively. Other (expense) income for the three and nine months ended September 30, 2002 was approximately ($5,000) and ($8,000), respectively.

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $2,000 and $16,000 for the three and nine months ended September 30, 2002, respectively, to approximately $0 and $5,000 for the three and nine months ended September 30, 2003, respectively. The decreases were attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $315,000 and $317,000 for the three and nine months ended September 30, 2002, respectively, to approximately $22,000 and $184,000 for the three and nine months ended September 30, 2003, respectively, substantially all of which was for recognition of a beneficial conversion feature on the 8% Secured Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the nine months ended September 30, 2002 and 2003.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $174,000 and $526,000 for the three and nine months ended September 30, 2002, respectively, and approximately $174,000 and $516,000 for the three and nine months ended September 30, 2003, respectively. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,157,000 for the nine months ended September 30, 2002 and approximately $154,000 for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in net loss, partially offset by an increase in accounts payable.

The Company's investing activities used cash of approximately $65,000 for the nine months ended September 30, 2002 and provided cash of approximately $6,000 for the nine months ended September 30, 2003. The Company's investing activities consisted of net capital expenditures for property and equipment of approximately $65,000 and ($6,000) during the nine months ended September 30, 2002 and 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures were higher in 2002 as the Company acquired approximately $65,000 of equipment, replacing equipment that had been under a five-year capital lease.

The Company's financing activities provided cash of approximately $776,000 and $58,000 during the nine months ended September 30, 2002 and 2003, respectively. In fiscal 2002, the cash was provided primarily by the issuance of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. In January 2003, the Company elected to extend the notes for an additional 180 days and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period. The Company received $807,000 in net proceeds after payment of all fees and offering expenses.

The Company had net tangible assets of ($1,672,000) and ($1,950,000) at December 31, 2002 and September 30, 2003, respectively.

As  of  September  30,  2003,  the  Company  had  an   accumulated   deficit  of
approximately $65,989,000.

The Company reported a net loss of $5,527,391, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $458,947 for the nine months ended September 30, 2003. In addition, the Company may continue to incur losses during 2003. There can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

For the immediate future, the Company will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts through its distribution and reseller channel partners, and minimizing general and administrative expenditures and all possible capital expenditures. The Company has taken steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. Additional staff reductions of approximately 20% of the Company's employees were effected on January 10, 2003. The Company reduced operating expenses for the third quarter by approximately $875,000 and by approximately $3,585,000 for the nine months ended September 30, 2003, compared with the same periods last year. The Company may not be successful in further reducing operating levels and, even at reduced operating levels, the Company may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company's ability to continue as a going concern is dependent on its ability to generate sufficient cash flow to meet its obligations on a timely basis or to obtain additional funding.

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of September 30, 2003 and the periods in which payments are due:

                                                                        Payments Due By Period
                                  ----------------------------------------------------------------------------------------------
                                          Remainder              2004               2006         Thereafter            Total
                                           of 2003             and 2005           and 2007
                                  ----------------------------------------------------------------------------------------------
Long-term debt obligations                  $94,383            $661,387         $466,681             $59,486          $1,281,937
Operating leases                              3,594              26,357                0                   0              29,951
                                  ------------------    ----------------   --------------  ------------------    ---------------
                                            $97,977            $687,744         $466,681             $59,486          $1,311,888
                                  ==================    ================   ==============  ==================    ===============

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements during the first three and nine months of fiscal 2003 or 2002.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The cost to complete the Company's annual audit for the fiscal year ended 2002 is approximately $100,000. The Company's cash position during the fourth quarter of 2002 and the three and nine months ended September 30, 2003 was not sufficient to prepay these fees in addition to meeting operational expenses for development and equipment purchases required to deliver products to the Company's customers. The Company decided to meet its customer's requirements first, believing that it is in the best interest of the Company's shareholders to do so. This decision resulted in a delay in completing the 2002 year-end audit and the auditor's review of the Company's financial position and results of operations for the first, second and third quarters of 2003. The Company's common stock, traded on the OTC Bulletin Board, was assigned an "E" status and removed from active listing until such time as the Company demonstrates compliance with the OTC Bulletin Board listing regulations. It is the Company's intention to complete the 2002 year-end audit and 2003 quarterly reviews and return to compliant status as soon as is reasonably possible. Aronson & Company began audit field work on November 3, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2003:

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

(b)            Reports on Form 8-K

On October 2, 2003, the Company dismissed its independent auditors, Ernst & Young LLP, and engaged the services of Aronson & Company as its new independent auditors. Aronson & Company will audit the Company's financial statements for the fiscal year ending December 31, 2003, and is expected to complete the audit of the Company's financial statements for the fiscal year ending December 31, 2002 and to issue a report on such financial statements in conjunction with the filing by the Company of its amended Annual Report on Form 10-K for the fiscal year ended December 31, 2002. Aronson & Company also is expected to review the Company's financial statements for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 in conjunction with the filing by the Company of its amended Quarterly Reports on Form 10-Q for such periods. Aronson & Company began audit field work on November 3, 2003.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 V-ONE CORPORATION
                                 Registrant


Date:  November 13, 2003         By:  /s/ Margaret E. Grayson
                                     ----------------------------
                                     Name:   Margaret E. Grayson
                                     Title:  President, Chief Executive Officer
                                             and Principal Financial Officer