Form 10-K/A
period 2002-12-31
V ONE CORP/ DE
filed 2004-01-14
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                         COMMISSION FILE NUMBER 0-21511

                                V-ONE CORPORATION
                                -----------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                      52-1953278
                        --------                      ----------
             (STATE OR OTHER JURISDICTION          (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

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

                   NAME OF EXCHANGE ON WHICH REGISTERED: NONE


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

Registrant had 26,749,301 shares of Common Stock outstanding as of February 28, 2003.

                                EXPLANATORY NOTE

V-ONE Corporation's annual report on Form 10-K for the fiscal year ended December 31, 2002 was previously filed with unaudited financial statements in lieu of audited financial statements and without a Report of Independent Auditors because the audit was not completed in time to include audited financial statements and a Report of Independent Auditors. V-ONE Corporation's 2002 audit has been completed by Aronson & Company, independent public accountants. V-ONE Corporation is amending its annual report on Form 10-K to include audited financial statements as of and for the fiscal year ended December 31, 2002 and a Report of Independent Auditors. The amended annual report on Form 10-K includes certain revised financal information for the fiscal year ended December 31, 2002, as well as additional financial statement footnote disclosures.

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

o DIGITAL CERTIFICATES. A digital certificate serves as an individual's electronic identification card. A third party digitally certifies the certificates, called a certificate authority, which vouches for the identity of the certificate holder. Digital certificates are being standardized as a means of authenticating on-line users and are perceived to be a key technology for the expansion of secure transactions and electronic commerce.

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

GOVERNMENT MARKETS
V-ONE's strongest component of revenue growth is in the law enforcement sector based in part upon homeland security requirements. V-ONE security products have become the "de facto standard" for the Department of Justice "as is" network architecture for the FBI LEO, RISS and CMI-Services programs. V-ONE secures the backbone of the newly combined LEO/RISS information sharing networks that are critical to meeting strategic homeland security needs. CMI-Services, a Marine Corp/FEMA initiative, was added to this growing network during 2002, and expansion is planned in 2003 under Department of Homeland Security. This network provides secure access to proprietary databases across federal, state and local government on a controlled "need to know" basis. In addition, order flow from the U.S. Department of Defense has increased, including maintenance orders and new product licenses for NAVAIR San Diego, JCS Pentagon, Bolling AFB, Hickham AFB, Military Transport Management, DSSA (Defense Security System Administration), Office of Inspector General, US Navy Undersea Warfare Laboratory, Defense Threat Reduction Agency, and others.

COMMERCIAL MARKETS
V-ONE has identified financial services, healthcare and transportation as target vertical markets, and is also pursuing the wireless and satellite segments within these markets. V-ONE is carefully focused on a targeted group of technologically sophisticated channel partners and is building additional channels through a manufacturer representative initiative. V-ONE's products are generating revenue through the Company's channel programs in North American and

European commercial target markets. The expansion of the functionality of the SmartGuard appliance portfolio plays an important role in building V-ONE's channel program, allowing V-ONE to better address the enterprise market with "drop in" solutions for remote offices, corporate campuses, WLAN gateways, and high-availability requirements.

SATELLITE MARKET
To address a critical enterprise need for secure VPN satellite communication, V-ONE recently introduced SmartSAT, a program for users and resellers of satellite IP data communications services. SmartSAT is built upon SmartGate application layer security technology that can overcome long-standing performance problems associated with satellite circuit propagation delays. Satellite communications are a significant potential opportunity for VPN application; however, realizing acceptable performance from a VPN over satellite is a long-standing problem for IPSec VPN implementations. V-ONE application layer security technology overcomes performance problems experienced by IPSec implementations.

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

V-ONE'S ACCUMULATED DEFICIT COULD AFFECT OVERALL OPERATIONS. As of December 31, 2002, V-ONE had an accumulated deficit of approximately $65,122,000. V-ONE currently expects to incur additional net losses over the next several quarters. V-ONE may not achieve or sustain profitability or significant revenues in the short run. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable to successfully address these risks and the failure to do so could have a material adverse effect on V-ONE's business, financial condition, results of operations and cash flows.

Revenues  for the years  1998,  1999,  2000,  2001 and 2002  were  approximately
$6,260,000,  $4,966,000,  $4,554,000,  $4,990,000 and $3,553,000,  respectively.
Losses attributable to holders of Common Stock for the years 1998, 1999, 2000, 2001 and 2002 were approximately $9,407,000, $9,952,000, $9,232,000, $9,911,000 and $6,335,000, respectively. V-ONE's results of operations in recent periods may not be an accurate indication of future results of operations in light of the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

OPERATING LEVELS WILL BE AFFECTED BY V-ONE'S NEED FOR ADDITIONAL CAPITAL. V-ONE's cash used in operating activities was approximately $3.4 million in fiscal 2002, an average "burn rate" of approximately $283,000 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003, and its audited financial statements are presented subject to a "going concern" opinion. The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

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

ITEM 2.  PROPERTIES

In 2002, the Company leased approximately 28,312 square feet of office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination of this lease in February 2003 included a full release of future occupancy obligations of the Company for these premises from the date of the lease termination. Amounts due for unpaid rents during the term of occupancy in the amount of $325,000, recorded as accrued rent, will be paid in equal monthly installments over two years beginning on March 1, 2003. The Company entered into a new lease agreement effective March 1, 2003 for 9,635 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland under a lease agreement that terminates on February 28, 2008. The Company expects that this space will be sufficient for its needs through expiration of the lease.

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

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 2000, 2001 and 2002 and balance sheets as of December 31, 2001 and 2002 are derived from the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The following financial data as of December 31, 1998 and 1999 and for each of the years ended December 31, 1998 and 1999 are derived from audited financial statements of the Company not included in this Annual Report on Form 10-K. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                             Year ended December 31,
                                 ----------------------------------------------------------------------------------------
Statement of                             1998               1999               2000               2001               2002
 Operations  Data:                       ----               ----               ----               ----               ----
Revenues:
   Products                      $  5,798,542       $  3,427,422       $  3,356,086       $  3,669,817       $  2,033,413
   Consulting and
    services                          461,263          1,538,258          1,197,544          1,320,345          1,519,613
                                 ------------       ------------       ------------       ------------       ------------
     Total revenues                 6,259,805          4,965,680          4,553,630          4,990,162          3,553,026
                                 ------------       ------------       ------------       ------------       ------------
Cost of revenues:
   Products                         1,623,396            973,866            441,752            824,305            190,262
   Consulting and
    services                          241,683            328,333            278,327            509,570            293,363
                                 ------------       ------------       ------------       ------------       ------------
Total cost of
 revenues                           1,865,079          1,302,199            720,079          1,333,875            483,625
                                 ------------       ------------       ------------       ------------       ------------

Gross profit                        4,394,726          3,663,481          3,833,551          3,656,287          3,069,401

Operating expenses:
   Research and
    development                     2,618,914          2,848,955          3,440,397          4,009,889          2,720,321
   Sales and
    marketing                       7,132,656          6,491,987          6,041,926          4,891,170          3,028,590
   General and
    administrative                  3,896,210          3,118,829          3,517,068          2,537,103          2,220,138
                                 ------------       ------------       ------------       ------------       ------------
Total operating
 expenses                          13,647,780         12,459,771         12,999,391         11,438,162          7,969,049
                                 ------------       ------------       ------------       ------------       ------------

Operating loss                     (9,253,054)        (8,796,290)        (9,165,840)        (7,781,875)        (4,899,648)

Interest (expense)
 income:
  Interest expense                    (65,372)          (676,443)           (25,945)           (11,560)          (744,818)
  Interest income                     125,030            164,841            329,770            249,575             16,833
  Other (expense) income                 -                  -                  -             1,306,582             (7,558)
                                 ------------       ------------       ------------       ------------       ------------
     Total interest
      (expense)income                  59,658           (511,602)           303,825          1,544,597           (735,543)
                                 ------------       ------------       ------------       ------------       ------------
Net loss before
 extraordinary
  item                             (9,193,396)        (9,307,892)        (8,862,015)        (6,237,278)        (5,635,191)

Extraordinary item
 - early
  extinguishment of
   debt                               110,879           (372,052)               -                  -                  -
                                 ------------       ------------       ------------       ------------       ------------

Net loss                           (9,193,396)        (9,679,944)        (8,862,015)        (6,237,278)        (5,635,191)

Dividend on preferred
 stock                                110,879            272,245            369,979            741,245            699,901
Deemed dividend on
 preferred stock                      102,755                -                  -            2,932,023                -
                                 ------------       ------------       ------------       ------------       ------------

Loss attributable to
 holders of common
 stock                           $ (9,407,030)      $ (9,952,189)      $ (9,231,994)      $ (9,910,546)      $ (6,335,092)
                                 ============       ============       ============       ============       ============

Basic and diluted
 loss per share
  Loss before
   extraordinary item            $      (0.68)      $      (0.57)      $      (0.44)      $      (0.44)      $      (0.25)
                                 ============       ============       ============       ============       ============
  Net loss attributable
   to holders of
   common stock                  $      (0.68)      $      (0.59)      $      (0.44)      $      (0.44)      $      (0.25)
                                 ============       ============       ============       ============       ============
Weighted average number
 of common shares
 outstanding                       13,898,450         16,938,205         20,871,076         22,576,188         25,230,360
                                 ============       ============       ============       ============       ============

                                                             Year ended December 31,
                                 ----------------------------------------------------------------------------------------
                                         1998               1999               2000               2001               2002
                                         ----               ----               ----               ----               ----
Balance Sheet Data:

Working capital
 (deficit)                       ($ 1,277,368)      $  6,629,846       $  1,591,967       $  2,164,448       ($ 2,068,409)
Total assets                        3,922,192          9,775,436          5,450,618          4,732,324            972,082
Long-term debt, less
 current portion                      197,982            119,746             47,803                -                    -
Series B Convertible
 Preferred Stock                          -                1,288              1,288                -                    -
Series C Redeemable
 Preferred Stock                          -                  335                 55                 43                 43
Series D Convertible
 Preferred Stock                          -                  -                  -                3,675              3,021
Total shareholder's
 equity                               635,725          7,841,603          2,721,581          2,882,367       ($ 1,691,750)

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:

                                                  Year ended December 31,
                                           -----------------------------------
                                              2000          2001          2002
                                            ------        ------        ------
Revenues:

Products                                      73.7%         73.5%         57.2%

Consulting and services                       26.3          26.5          42.8
                                            ------        ------        ------

Total revenues                               100.0         100.0         100.0
                                            ------        ------        ------
Cost of revenues:

Products                                       9.7          16.5           5.4

Consulting and services                        6.1          10.2           8.2
                                            ------        ------        ------

Total cost of revenues                        15.8          26.7          13.6
                                            ------        ------        ------

Gross profit                                  84.2          73.3          86.4

Operating expenses:

Research and development                      75.6          80.4          76.6

Sales and marketing                          132.7          98.1          85.2

General and administrative                    77.2          50.8          62.5
                                            ------        ------        ------

Total operating expenses                     285.5         229.3         224.3
                                            ------        ------        ------

Operating loss                              (201.3)       (156.0)       (137.9)

Other income (expense):

Interest expense                              (0.5)         (0.2)        (21.0)

Interest income                                7.2           5.0           0.5

Other income                                   -            26.2          (0.2)
                                            ------        ------        ------

Total other income (expense)                   6.7          31.0         (20.7)
                                            ------        ------        ------
Loss before extraordinary item              (194.6)       (125.0)       (158.6)

Extraordinary loss - early
extinguishment of debt                         -             -             -

Net loss                                    (194.6)       (125.0)       (158.6)

Dividends on preferred stock                   8.1          14.9          19.7

Deemed  dividends  on
 preferred stock                               -            58.7           -
                                            ------        ------        ------
Loss  attributable  to
 holders of Common Stock                    (202.7)%      (198.6)%      (178.3)%
                                            ======        ======        ======

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

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $3,029,000 in 2002 from approximately $4,891,000 in 2001. Sales and marketing expenses as a percentage of total revenues were 85.2% and 98.1% in 2002 and 2001, respectively. The dollar decrease of $1,862,000 and percentage decrease of 38.1% in 2002 from 2001 were principally due to lower costs of personnel (decreased $417,000 or 11.7% of total revenues), lower levels of advertising and promotion expenses (decreased $348,000 or 9.8% of total revenues), lower costs of travel (decreased $160,000 or 4.5% of total revenues), and lower costs of consulting (decreased $380,000 or 10.7% of total revenues) in 2002 over 2001.

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

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $17,000 in 2002 compared to $250,000 in 2001. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements of securities. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $12,000 in 2001 to approximately $745,000 in 2002, of which approximately $102,000 was for recognition of a beneficial conversion feature on the Company's 8% Secured Convertible Notes, discussed below, $354,000 for amortization of deferred financing costs and $261,000 for amortization of the fair market value of warrants associated with the 8% Secured Convertible Notes. Other income in 2001 of approximately $1,307,000 represents the gain on the sale of its 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder).

Income Taxes -- The Company did not incur income tax expenses in fiscal years ending December 31, 2002 and 2001 as a result of the net loss incurred during those periods. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $58,600,000 as a result of net losses incurred since inception. These net losses result in a future tax benefit of $22,913,000, which can be used to offset future taxable income.

Dividends on Series C and D Preferred Stock -- The Company accrued approximately $741,000 for dividends on the Series C and Series D Preferred Stock during 2001, and approximately $700,000 for dividends on the Series C and Series D Preferred Stock during 2002.

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

Recorded Debt Discount Relating to 8% Secured Convertible Notes -- In 2002, upon the issuance of 8% Secured Convertible Notes ("Notes"), the Company recorded a debt discount of approximately $185,000 in accordance with the accounting requirements for a beneficial conversion feature on the Notes. During 2002, the

Company amortized approximately $173,000 of the discount to interest expense. Additionally, the Company will record interest expense upon conversion of the Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. As of December 31, 2002, holders had converted $585,000, or 49% of the principal of the Notes, into shares of Common Stock. Upon such conversion, the Company recorded $102,000 in interest expense.

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

Costs of Revenues
-----------------

Total costs of revenues as a percentage of total revenues were 26.7% and 15.8% in 2001 and 2000, respectively. The percentage increase of 10.9% is comprised of higher costs of product revenue, which increased to 16.5% in 2001 from 9.7% in 2000, and higher costs of consulting, and services revenue, which increased to 10.2% of total revenues in 2001 from 6.1% in 2000.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue increased to approximately $824,000 in 2001 from approximately $442,000 in 2000, an increase of $382,000. Costs of product revenue as a percentage of product revenues were 22.5% and 13.2% for 2001 and 2000, respectively. The dollar and percentage increases in 2001 over 2000 were attributable in part to a higher mix of SmartGuard and SmartWall products and turnkey hardware sales (increased $273,000 or 5.5% of total revenues), which have higher costs of revenues, compared to SmartGate software licenses. An additional factor in the dollar and percentage increase was the impact of the write-off of obsolete inventory in 2001 which amounted to an increase over 2000 of approximately $153,000 or 3.1% of total revenues.

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

LIQUIDITY AND SOURCES OF CAPITAL

The Company's operating activities used cash of approximately $3,167,000, $7,771,000, and $6,700,000 in 2002, 2001 and 2000, respectively. In 2002, cash used in operating activities was principally a result of net losses. The decrease in cash used in operating activities in 2002 includes a decrease of $1,290,000 in engineering expenses, a reduction of approximately $2,180,000 in sales, marketing and general and administrative expenses, a decrease in accounts receivable of $622,000, a decrease in deferred revenue of $168,000 and an increase in accounts payable of $243,000. The increase of $1,071,000 from 2000 to 2001 in cash used in operating activities is comprised of a use of $1,375,000 gain from the sale of stock of NFR Security, Inc. (formerly Network Flight Recorder) and a decrease in accounts payable of $607,000 and in deferred revenue of $161,000 and an increase of $614,000 in cost of sales offset by a decrease of $1,586,000 in operating expenses.

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

All of the proceeds received from the Note offering were used during fiscal 2002 for general working capital purposes, including funding of operations and cash flow requirements. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover future costs of operations and meet future cash flow requirements. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003, and its audited financial statements are presented subject to a "going concern" opinion. V-ONE is seeking to expand its current banking relationships to explore other alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                V-ONE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS
                                    --------

      Report of Aronson & Company, Independent Auditors         28

      Report of Ernst & Young, LLP, Independent Auditors        29

      Balance Sheets                                            30

      Statements of Operations                                  31

      Statements of Stockholders' Equity (Deficiency)           32

      Statements of Cash Flows                                  33

      Notes to Financial Statements                             34

      Schedule of Valuation and Qualifying Accounts for
        the years ended December 31, 2002, 2001 and 2000        56

Independent Auditor's Report

Board of Directors
V-ONE Corporation
Germantown, Maryland

We have audited the accompanying Balance Sheet of V-ONE Corporation as of December 31, 2002 and the related Statements of Operations, Stockholders' Equity (Deficiency) and Cash Flows for the year then ended. Our audit also included the
Schedule II - Valuation and Qualifying Accounts for the year ended December 31, 2002. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information ser forth therein.

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

                                                      /s/ Aronson & Company

Rockville, Maryland

November 19, 2003

Report of Independent Auditors

Board of Directors and Stockholders
V-ONE Corporation

We have audited the accompanying balance sheet of V-ONE Corporation as of December 31, 2001, and the related statements of stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the financial statement schedule for the years ended December 31, 2001 and 2000 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE Corporation at December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the years ended December 31, 2001 and 2000 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that V-ONE Corporation will continue as a going concern. As more fully described in Note 2, the Company has incurred significant operating losses since inception. This condition raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also described in
Note 2. The financial statements do no include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP


McLean, Virginia
January 29, 2002


                                           V-ONE CORPORATION
                                             BALANCE SHEETS

                                                                                      December 31,
                                                                           ----------------------------
                                        ASSETS                                     2002            2001
                                                                                   ----            ----
Current assets:
   Cash and cash equivalents                                               $     93,985    $  2,608,690
   Certificate of deposit - restricted                                           35,000             -
   Accounts receivable, less allowances of $97,135 and
     $72,035 respectively                                                       237,695         859,658
   Inventory, less allowances of $44,738 and
     $29,593 respectively                                                         5,478          57,354
   Deferred financing costs, net                                                 68,974             -
   Prepaid expenses and other assets                                            121,460         407,913
                                                                           ------------    ------------
     Total current assets                                                       562,592       3,933,615

Property and equipment, net                                                     319,294         748,513
Deposits                                                                         90,196          50,196
                                                                           ------------    ------------
     Total assets                                                          $    972,082    $  4,732,324
                                                                           ============    ============

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                   $  1,235,574    $    769,319
   Deferred revenue                                                             784,185         952,044
   Convertible notes payable, net                                               591,242             -
   Note payable, other                                                           20,000             -
   Capital lease obligations - current                                              -            47,804
                                                                           ------------    ------------
     Total current liabilities                                                2,631,001       1,769,167
Deferred rent                                                                    32,831          80,790
                                                                           ------------    ------------
     Total liabilities                                                        2,663,832       1,849,957

Commitments and contingencies

Stockholders' equity (deficiency):
Preferred Stock, $.001 par value,13,333,333 shares authorized
   Series C redeemable preferred stock, 500,000 designated,
     42,904 shares issued and outstanding
     (liquidation preference of $1,126,000)                                          43              43
   Series D redeemable preferred stock, 3,675,000 designated,
     3,021,000 and 3,675,000 issued and outstanding, respectively
     (liquidation preference of $5,770,110 and $7,019,250 respectively)           3,021           3,675
Common Stock, $0.001 par value; 50,000,000 shares authorized;
     26,649,301 and 23,594,904 shares issued and outstanding,
     respectively                                                                26,649          23,595
Accrued dividends payable                                                     1,575,709         875,808
Additional paid-in capital                                                   61,825,066      60,766,392
Accumulated deficit                                                         (65,122,238)    (58,787,146)
                                                                           ------------    ------------
     Total stockholders' equity (deficiency)                                 (1,691,750)      2,882,367
                                                                           ------------    ------------
     Total liabilities and stockholders' equity (deficiency)               $    972,082    $  4,732,324
                                                                           ============    ============

             The accompanying notes are an integral part of these financial statements.


                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                               Year ended December 31,
                                                  --------------------------------------------
                                                       2002             2001              2000
                                                       ----             ----              ----
Revenues:
   Products                                       $  2,033,413    $  3,669,817    $  3,356,086
   Consulting and services                           1,519,613       1,320,345       1,197,544
                                                  ------------    ------------    ------------
     Total revenues                                  3,553,026       4,990,162       4,553,630
                                                  ------------    ------------    ------------
Cost of revenues:
   Products                                            190,262         824,305         441,752
   Consulting and services                             293,363         509,570         278,327
                                                  ------------    ------------    ------------
Total cost of revenues                                 483,625       1,333,875         720,079
                                                  ------------    ------------    ------------

Gross profit                                         3,069,401       3,656,287       3,833,551
                                                  ------------    ------------    ------------
Operating expenses:
   Research and development                          2,720,321       4,009,889       3,440,397
   Sales and marketing                               3,028,590       4,891,170       6,041,926
   General and administrative                        2,220,138       2,537,103       3,517,068
                                                  ------------    ------------    ------------
Total operating expenses                             7,969,049      11,438,162      12,999,391
                                                  ------------    ------------    ------------
Operating loss                                      (4,899,648)     (7,781,875)     (9,165,840)
                                                  ------------    ------------    ------------
Other (expense) income:
  Interest expense                                    (744,818)        (11,560)        (25,945)
  Interest income                                       16,833         249,575         329,770
  Other (expense) income                                (7,558)      1,306,582             -
                                                  ------------    ------------    ------------
               Total                                  (735,543)      1,544,597         303,825
                                                  ------------    ------------    ------------

Net loss                                            (5,635,191)     (6,237,278)     (8,862,015)

Dividends on preferred stock                           699,901         741,245         369,979
Deemed dividend on preferred stock                         -         2,932,023             -
                                                  ------------    ------------    ------------
Loss attributable to holders
   of common stock                                $ (6,335,092)   $ (9,910,546)   $ (9,231,994)
                                                  ============    ============    ============
Basic and diluted loss per share
  Net loss attributable to holders of
   common stock                                   $      (0.25)   $      (0.44)   $      (0.44)
                                                  ============    ============    ============
Weighted average number of
   common shares outstanding                        25,230,360      22,576,188      20,871,076
                                                  ============    ============    ============

           The accompanying notes are an integral part of these financial statements

                                                           V-ONE CORPORATION
                                            STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)

                                              Series B, C & D     Accrued    Additional
                              Common Stock    Preferred Stock     Dividend     Paid-in    Subscriptions  Accumulated
                           Shares    Amount   Shares     Amount   Payable      Capital      Receivable     Deficit      Total
                           ------    ------   ------     ------   -------      -------      ----------     -------      -----
Balance, December 31,
  1999                   18,233,780  $ 18,233  1,622,554  $ 1,623  $ 272,245  $47,197,893   $ (3,785)  $ (39,644,606)  $ 7,841,603
Issuance of common
  stock, net of
  issuance costs            915,596       915        -        -          -      3,472,190        -               -       3,473,105
Exercise of common
  stock options,
  net of issuance
  costs                      59,500        60        -        -          -        169,637        -               -         169,697
Conversion of Series
  C preferred stock
  to common stock         2,900,309     2,901   (280,286)    (280)  (461,313)     458,676        -               -             (16)
Adjustment and
  collection of
  notes receivable
  for stock                     -         -          -        -          -            -        3,785             -           3,785
Dividend on
  preferred stock               -         -          -        -      369,979          -          -          (369,979)          -
Issuance of common
  stock options
  to consultants                -         -          -        -          -         95,422        -               -          95,422
Net loss                        -         -          -        -          -            -          -        (8,862,015)   (8,862,015)
                       ------------------------------------------------------------------------------------------------------------
Balance, December 31,
  2000                   22,109,185  $ 22,109  1,342,268  $ 1,343  $ 180,911  $51,393,818   $    -      $(48,876,600)  $ 2,721,581
Employee stock
  purchase plan net
  of issuance costs          29,399        29        -        -          -         11,980        -               -          12,009
Exercise of common
  stock options,
  net of issuance
  costs                      31,230        31        -        -          -         50,774        -               -          50,805
Conversion of Series
  B preferred stock
  to common stock         1,287,554     1,288 (1,287,554)  (1,288)       -            -          -               -             -
Conversion of Series
  C preferred stock
  to common stock           137,536       138    (11,810)     (12)   (46,348)     (38,482)       -               -         (84,704)
Issuance of Series
  D preferred stock,
  net of issuance
  costs                         -         -    3,675,000    3,675        -      6,266,047        -               -       6,269,722
Deemed Dividend on
  Series D                      -         -          -        -          -      2,932,023        -        (2,932,023)          -
Dividend on
  preferred stock               -         -          -        -      741,245          -          -          (741,245)          -
Issuance of common
  stock options
  to consultants                -         -          -        -          -        150,232        -               -         150,232
Net loss                        -         -          -        -          -            -          -        (6,237,278)   (6,237,278)
                       -----------------------------------------------------------------------------------------------------------
Balance,
  December 31,           23,594,904  $423,595  3,717,904  $ 3,718  $ 875,808  $60,766,392   $    -      $(58,787,146)  $ 2,882,367
  2001                 -----------------------------------------------------------------------------------------------------------
Employee stock
  purchase plan
  net of issuance
  costs                      60,397        60        -        -          -         19,089        -               -          19,149
Conversion of Note
  payable to common
  stock                   2,340,000     2,340        -        -          -        582,660        -               -         585,000
Conversion of Series
  D preferred stock
  to common stock           654,000       654   (654,000)    (654)       -            -          -               -             -
Dividend on
  preferred stock               -         -          -        -      699,901          -          -          (699,901)          -
Issuance of common
  stock options
  to consultants                -         -          -        -          -         82,545        -               -          82,545
Beneficial conversion
  feature on the
  convertible notes
  payable                       -         -          -        -          -        101,600        -               -         101,600
Issuance of warrants            -         -          -        -          -        272,780        -               -         272,780
Net loss                        -         -          -        -          -            -          -        (5,635,191)   (5,635,191)
                       ------------------------------------------------------------------------------------------------------------
Balance,
  December 31,         $ 26,649,301  $ 26,649  3,063,904  $ 3,064 $1,575,709  $61,825,066   $    -      $(65,122,238)  $(1,691,750)
  2002                 ------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                               Year ended December 31,
                                        ----------------------------------------
                                            2002         2001        2000
Cash flows from operating
  activities:
Net loss                               $  (5,635,191) $(6,237,278) $ (8,862,015)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation                               431,225      514,354       429,939
  Amortization                                66,566       36,811             -
  Gain on sale of investment                       -   (1,375,000)            -
  Amortization of debt discount              173,222            -             -
  Interest expense - beneficial
    conversion feature                       101,600            -             -
  Amortization of deferred financing
    costs                                    334,015            -             -
  Note payable related to financing
    costs                                     20,000            -             -
  Noncash charge related to issuance
   of warrants and options and stock
   compensation                              170,345      150,232       377,422
Changes in operating assets and
  liabilities:
  Accounts receivable, net                   621,963      (82,813)       78,008
  Inventory, net                              51,876      114,823      (126,090)
  Prepaid expenses, deposits and
    other assets                             246,453      (85,309)      529,045
  Accounts payable and accrued
    expenses                                 242,826     (606,620)      218,279
  Deferred revenue                          (167,859)    (161,158)      692,280
  Deferred rent                              (47,959)     (39,360)      (36,561)
                                        ----------------------------------------
Net cash used in operating activities     (3,390,918)  (7,771,318)   (6,699,693)
                                        ----------------------------------------

Cash flows from investing activities:
  Net purchase of property and
    equipment                                (68,572)    (370,280)     (773,629)
  Purchase of certificate of deposit         (35,000)           -             -
  Collection of note receivable                    -            -         3,785
  Proceeds from sale of investment                 -    1,625,000             -
                                        ----------------------------------------
    Net cash (used in) provided by
      investing activities                  (103,572)   1,254,720      (769,844)
                                        ----------------------------------------

Cash flows from financing activities:
  Issuance of common stock under
    employee stock plans                      19,149       23,949             -
  Issuance of preferred stock, net
    of subscriptions receivable                    -    7,019,250     3,375,000
  Proceeds from notes payable              1,188,000            -             -
  Payment of preferred stock dividends             -         (259)          (16)
  Payment of notes payable and stock
    issuance costs                          (179,560)    (761,468)     (183,895)
  Redemption of preferred stock                    -      (84,445)            -
  Exercise of stock options and
    warrants                                       -       50,805       169,697
  Principal payments on capital
    lease obligations                        (47,804)     (71,942)      (78,794)
                                        ----------------------------------------
Net cash provided by financing
  activities                                 979,785    6,175,890     3,281,992
                                        ----------------------------------------

Net decrease in cash and cash
  equivalents                             (2,514,705)    (340,708)   (4,187,545)

Cash and cash equivalents,
  beginning of year                        2,608,690    2,949,398     7,136,943
                                        ----------------------------------------

Cash and cash equivalents, end of year      $ 93,985  $ 2,608,690   $ 2,949,398
                                        ========================================

   The accompanying notes are an integral part of these financial statements.

1.   NATURE OF BUSINESS

     V-ONE Corporation ("V-ONE" or the "Company") was incorporated under the laws of the state of Delaware on October 24, 1994. The Company develops, markets and licenses a comprehensive suite of network security products that enables organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets located in Europe and Asia.

2.   MANAGEMENT'S PLANS

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,635,191, $6,237,278 and $8,862,015 for the years ended December 31,
     2002, 2001 and 2000, respectively. In addition, the Company expects to continue to incur losses during 2003. As of December 31, 2002, the Company has a deficiency in stockholders' equity of approximately $1,692,000 and a working capital deficiency of approximately $2,068,000. In addition, while the Company's 8% Secured Convertible Notes (see Note 6) have been extended to January 2004, there are no assurances that continued extensions will be granted.

     The Company's cash used in operating activities was approximately $3.4 million in fiscal 2002, an average "burn rate" of approximately $283,000 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements.

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

     The Company may not be successful in further reducing operating levels or, even at reduced operating levels, it may not be able to maintain operations for any extended period of time without generating revenue from existing and new customers, additional capital or a significant strategic transformative event. The Company has sought additional capital investments, thus far without success. Accordingly, V-ONE may not have the funds needed to sustain operations during 2003. In addition to continuing to pursue capital investment, the Company continues to explore other alternatives to preserve V-ONE's operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Revenue Recognition
     -------------------

     The Company develops, markets, licenses and supports computer software products and provides related services. The Company conveys the right to use the software products to customers under perpetual license agreements, and conveys the rights to product support and enhancements in annual maintenance agreements. The Company recognizes revenue upon deployment of the software directly to an end-user or a value-added reseller. The Company defers and recognizes maintenance and support services revenue over the term of the contract period, which is generally one year. The Company recognizes training and consulting services revenue as the services are provided. The Company generally expenses sales commissions as the related revenue is recognized.

     In addition to its direct sales efforts, the Company licenses its products through a network of distributors. The Company does not record revenue until the distributor has delivered the licenses to end-user customers and the end-user customers have registered the software with the Company. The Company also records revenue when the software is delivered directly to the end-user customer on behalf of the distributor.

     In 2000, the Company entered into a contract which contained multiple elements, including specified upgrades. Because the Company had not established vendor specific objective evidence for the specified upgrades, all revenues under the contract were deferred until the upgrades were delivered. At December 31, 2000, the Company had $500,000 in deferred revenue related to this contract. On October 26, 2001, the Company executed a new agreement which removed the specified upgrades. This completed the Company's obligations for delivery of all specific product requirements under the initial contract and allowed the Company to recognize approximately $1.2 million of revenue in the fourth quarter of 2001. During 2002, the Company recognized revenue of approximately $136,000 related to this agreement.

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

     Property and Equipment
     ----------------------

     Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Capital leases are recorded at their net present value on the inception of the lease. Depreciation and amortization expense related to property and equipment was $497,791, $551,165 and $429,939 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Advertising Costs
     -----------------

     The Company expenses all advertising costs as incurred. The Company incurred approximately $30,000, $149,000 and $177,000 in advertising costs for the years ended December 31, 2002, 2001 and 2000, respectively.

     Stock-Based Compensation
     ------------------------

     Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, Accounting for Stock Issued to Employees ("APB 25"), as amended by FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25), but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25 (see
     Note 6). The following table illustrates the effect on net income (loss) and earning per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                       Year ended December 31,
                            ----------------------------------------------
                               2002          2001             2000
                            -------------  ------------   ----------------
      Loss attributable
      to holders of
      Common Stock:
              As reported    ($6,335,092)    ($ 9,910,546)    ($ 9,231,994)
              Pro forma      ($6,512,213)    ($11,812,003)    ($10,277,777)

      Basic and diluted
      loss per share
      attributable to
      holders of Common
      Stock:
             As reported          ($0.25)          ($0.44)          ($0.44)

             Pro forma            ($0.26)          ($0.52)          ($0.49)

     This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, that the Company has adopted in these financial statements.

     Stock options and warrants granted to non-employees are accounted for in accordance with SFAS 123 and the Emerging Issues Task Force Consensus No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or
     Services," which requires the value of the options to be periodically re-measured as they vest over a performance period. The fair value of the options and warrants is determined using the Black-Scholes model.

     Income Taxes
     ------------

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured by applying presently enacted statutory tax rates, which are applicable to the future years in which deferred tax assets or liabilities are expected to be settled or realized, to the differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in operations in the period that the tax rate is enacted.

     The Company provides a valuation allowance against net deferred tax assets if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets may not be realized.

     Net Loss Per Common Share
     -------------------------

     The Company follows Financial Accounting Standards Board Statement No. 128, Earnings Per Share ("SFAS 128"), for computing and presenting net income per share information. Basic net loss per share was determined by dividing net loss by the weighted average number of common shares outstanding during each year. Diluted net loss per share excludes common equivalent shares, unexercised stock options and warrants, as the computation would be anti-dilutive. A reconciliation of the net loss available for common stockholders and the number of shares used in computing basic and diluted net loss per share is in Note 11.

     Risks, Uncertainties and Concentrations
     ---------------------------------------

     Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash equivalents and accounts receivable. In addition, at times the Company's cash balances exceed federally insured amounts. The Company invests its cash primarily in money market funds with an international commercial bank. The Company sells its products to a wide variety of customers in a variety of industries. The Company performs ongoing credit evaluations of its customers, but does not require collateral or other security to support customer accounts receivable. In management's opinion, the Company has sufficiently provided for estimated credit losses.

     In 2002, two suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $75,000 from Arrow MOCA, Incorporated and computer hardware for the Company's SmartGuard product worth approximately $17,000, representing 66% and 15% of total purchases, respectively. In 2001, three suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $162,000 from Ingram Micro and approximately $180,000 from Arrow MOCA, Incorporated. The two resellers of SUN equipment represented 33% and 37% of total purchases. In addition, the Company purchased approximately $88,000 of computer hardware from SteelCloud Corporation for the Company's SmartGuard product, which constituted approximately 18% of total purchases. No suppliers exceeded 10% of purchases in 2000.

     During the years ended December 31, 2002, 2001 and 2000, approximately $542,000, $550,000 and $956,000 of sales, respectively, related to sales to international customers. During the years ended December 31, 2002, 2001 and 2000, sales related to government agencies were approximately $2,136,000, $2,142,000 and $1,798,200, respectively.

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

     New Accounting Standards
     ------------------------

     Statement of Financial Accounting Standards No. 145, Recession of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections: The portion of this Statement applicable to FASB Statement No. 4, applies to fiscal years beginning after May 15, 2002. The other elements of the Statement became applicable during 2002. The portion of the Statement applicable to Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, has the effect of changing the accounting for gains and losses from debt extinguishments from extraordinary to operating. The Company does not believe that this Statement will have any impact on the financial statements when adopted.

     Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities: This Statement nullifies Emerging Issues Task Force Issue No. 94-3, which required the recognition of a liability for an exit cost at the date an entity made a commitment to an exit plan. SFAS No. 146 concludes that mere commitment to a plan, by itself, does not create an obligation to others that meets the definition of a liability. This Statement describes the costs to exit an activity and when a liability for those costs should be recognized. This Statement is applicable to exit or disposal activities initiated after December 31, 2002. The Company does not believe that this Statement will have any impact on the financial statements when adopted.

     Statement of Financial Accounting Standards No. 147, Acquisitions of Certain Financial Institutions: This Statement clarifies the accounting for financial institutions as a result of the new standards issued for business combinations. This Statement is not expected to have any effect on accounting practices or financial reporting since the Company's activities do not involve those of financial institutions.

     Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement 123 (SFAS 123): For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and plans to continue using this method to account for stock options. Therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. The Company has adopted the new SFAS 148 disclosure requirements of SFAS 148 in these financial statements.

     In April 2003, the Financial Accounting Standards Board issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

     In May 2003, the Financial Accounting Standards Board issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement affects the classification, measurement and disclosure requirements of certain freestanding financial instruments, including mandatorily redeemable shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company for the third quarter of fiscal 2003. This pronouncement is not expected to have a material impact on the Company's financial position or results of operations upon adoption.

     FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others: This Interpretation supersedes FASB Interpretation No. 34 and requires a guarantor to recognize a liability for a non-contingent guarantee based upon the fair value of the guarantee. The Interpretation requires specific disclosures for guarantees, including product warranties, and indirect guarantees. This Interpretation is applicable to guarantees issued or modified after December 31, 2002. The Company does not believe that this Interpretation will have material impact on the financial statements when adopted.

     FASB  Interpretation  No. 46,  Consolidation of Variable Interest Entities:
     This Interpretation is not expected to have any effect on the Company's accounting practices or financial reporting since its activities do not include investments in or transactions with such entities.

4.   SELECTED BALANCE SHEET INFORMATION

     Property and equipment consisted of the following at December 31:

                                        2002         2001
                                     --------------------------
     Office and computer equipment   $ 1,329,617    $ 1,423,083
     Office and computer
       equipment under capital
       leases                                -          299,497
     Capitalized software                139,076        139,076
     Leasehold improvements              186,467        177,664
     Furniture and fixtures              308,008        257,978
                                     -----------    -----------
                                       1,963,168      2,297,298
     Less:  accumulated
     depreciation                    $(1,643,874)   $(1,548,785)
                                     -----------    -----------
                                     $   319,294    $   748,513
                                     ===========    ===========

      Deferred financing costs consisted of the following at December 31:

                                         2002         2001
                                      ------------   -----------
     Deferred financing costs       $ 1,113,044    $   710,055
     Accumulated amortization        (1,044,070)      (710,055)
                                    -----------    -----------
                                    $   68,974     $         -
                                    ===========    ===========

     Accounts payable and accrued expenses consisted of the following at December 31:

                                      2002         2001
                                    ----------    -----------
     Accounts payable               $ 1,025,810    $   375,883
     Accrued compensation               140,941        260,036
     Other accrued expenses              68,823        133,400
                                    -----------    -----------
                                    $ 1,235,574    $   769,319
                                    ===========    ===========

5.   INCOME TAXES

     The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                           2002        2001        2000
                                         ----------- ----------- -----------

     Inventory                          $    11,429   $   11,574  $    38,948
     Accounts receivable                     37,514       28,173       40,807
     Property and equipment                 106,440      (25,910)      18,203
     Financing costs                         41,632            -            -
     Deferred rent                           31,201       31,598       46,402
     Non-deductible accruals                 69,159       83,235       52,631
     Net operating loss carry forward    22,615,715   19,019,278   16,282,345
                                        -----------  -----------  -----------
     Total deferred tax asset            22,913,090   19,147,948   16,479,336
     Valuation allowance                (22,913,090) (19,147,948) (16,479,336)
                                        -----------  -----------  -----------
     Net deferred tax asset             $         -  $         -  $         -
                                         ===========  ===========  ===========

     The net changes in the valuation allowance from 2001 to 2002 and from 2000 to 2001 are due principally to the increases in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 2002, 2001 and 2000, the Company had net operating loss carryforwards of approximately $58,600,000, $48,600,000 and $42,200,000 for federal and state income tax purposes available to offset future taxable income. If not previously utilized, the net operating loss carryforwards will expire on various dates starting in 2013 through 2022.

     A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                            2002      2001       2000
                                          --------- ---------  ---------

     Federal income tax (benefit) at
      statutory rate                        (34.0%)   (34.0%)     (34.0%)
     State income taxes, net                 (4.6%)    (4.6%)      (4.6%)
     Permanent items                          0.1%      0.2%       (0.1%)
     Net change in valuation allowance       38.5%     38.4%       38.7%
                                          --------- ---------  ---------
     Provision for Income Taxes               0.0%      0.0%        0.0%
                                          ========= =========  =========

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

     The holders may convert the principal amount of their Notes plus accrued interest at any time prior to maturity into (i) Common Stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Common Stock for the five trading day period immediately preceding the Company's receipt of the holders' notification of conversion or (ii) new V-ONE securities issued in any round of financing, the gross proceeds of which are greater than $3,000,000 at a conversion price based upon the price at which the new securities are convertible into Common Stock.

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

     In connection with the Notes offering, V-ONE issued detachable warrants to purchase 1,188,000 shares of Common Stock. The exercise price of the warrants is $0.50 per share and they are exercisable for a period beginning six months after issuance and ending five years after issuance. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. V-ONE will have the right to require the exercise of the warrants if the closing sales price of Common Stock is equal to or greater than $3.00 per share for any consecutive 20 trading days and the shares of Common Stock underlying the warrants have been registered under the Securities Act of 1933, as amended.

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

     In connection with the notes offering, the Company recorded a debt discount of $184,980 and recognized additional interest expense in accordance with the accounting requirements for a beneficial conversion feature on the convertible instruments. The proceeds received from the convertible notes offering were first allocated between the convertible instrument and the detachable warrants issued on the fair value basis. The Company used the Black-Scholes model to determine the fair value of the warrants that was recorded as a debt discount using the following assumptions: volatility of 100%, risk free interest rate of 4.7% and expected term of 5 years. The debt discount resulting from this transaction is amortized over the initial term of the underlying convertible instruments or through the date of the conversion, whichever occurs sooner. During the year ended December 31, 2002, the Company recorded amortization expense of the debt discount of $173,222.

     A calculation was then performed to determine the difference between the effective conversion price and the fair value of the Common Stock at the commitment date. The Company will record interest expense upon conversion of the Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of $585,000 of Notes into 2,340,000 shares of Common Stock during the year ended December 31, 2002, the Company recorded $101,600 of interest expense.

     In January 2003, the Company elected to extend the notes for an additional 180 days and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period.

     Series B Preferred Stock
     ------------------------

     On June 11, 1999, the Company issued 1,287,554 shares of Series B Convertible Preferred Stock (the "Series B Stock") at $2.33 per share to two investors for $1.0 million in cash and a subscription agreement for

     $2.0 million. Net proceeds to the Company after issuance costs of $17,500 were $2,982,500. The subscription receivable was received in two installments of $1.0 million plus accrued interest in July and August 1999. The holders of the Series B Stock are entitled to a liquidation preference of $2.33 per share. During 2001, all shares of the Series B Stock were converted into Common Stock.

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

         Throughout 2000, certain holders of the Series C Stock chose to exercise their warrants through a cashless exercise provision. The cashless exercise provision allowed the holders to remit each share of Series C Stock in exchange for 10 shares of Common Stock. A total of 280,286 shares of Series C Stock were remitted for 2,802,860 shares of Common Stock. An additional 97,449 Common Stock shares were issued as a result of dividends earned on the Series C Stock. For the year ended December 31, 2001 a total of 11,810 shares of Series C Stock were remitted for 118,100 shares of Common Stock, and an additional 19,436 Common Stock shares were issued as a result of dividends earned on the Series C Stock. At December 31, 2002 and 2001, 42,904 shares of Series C Stock remained outstanding. The dividend payable on these shares at December 31, 2002 and 2001 was $373,044 and $260,422, respectively, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

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

         In 2002, a holder of Series D Stock chose to convert its Series D Stock to Common Stock at the conversion ratio of one share of Series D Stock for one share of Common Stock. A total of 654,000 shares of Series D Stock were remitted for 654,000 shares of Common Stock. At December 31, 2002 and 2001, 3,021,000 and 3,675,000 shares of Series D Stock remained outstanding. The dividend payable on these shares at December 31, 2002 and 2001 equaled $1,202,665 and $615,386, respectively, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

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

         During the years ended December 31, 2001 and 2000, warrants to purchase shares of Common Stock that were attached to the Series C Stock were exercised for an equal number of shares of Common Stock. Of the original warrants issued in the Series C offering, 429,040 remain at an exercise price of $1.91 per share.

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

         In 2002, V-ONE granted warrants to purchase a total of 336,750 shares of Common Stock to Joseph Gunnar & Co., LLC and LaSalle St. Securities, LLC, placement agent and subagent, respectively, for the Notes offering. The terms of the placement agent warrants mirror those of the detachable warrants granted in connection with the Notes offering. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: volatility of 100%, risk free interest rate of 4.7% and expected term of 5 years. The value of the warrants of $87,800 was recognized during the year ended December 31, 2002.

         Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 2001 and 2002 were as follows:

          2002                2001           Exercise Price
          ----                ----           --------------
          1,524,750                  -        $0.50
             30,000             30,000        $0.63
            100,000            100,000        $1.19
            697,365            697,365        $1.91
            735,000            735,000        $2.29
             10,000             10,000        $2.69
            150,000            150,000        $3.13
             54,000             54,000        $4.73
        ----------------------------------
          3,301,115          1,776,365
        ==================================

         At December 31, 2002, warrants to purchase 1,776,365 shares of Common Stock were exercisable.

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

         The purpose of the Purchase Plan is to provide employees of the Company with an opportunity to purchase Common Stock through payroll deductions. Under the Purchase Plan, a participating employee is granted an option to purchase Common Stock that is exercised automatically at a specified date set forth in the Purchase Plan. The purchase price for shares of Common Stock received upon exercise of the option is paid through the employee's payroll deductions and may not be less than 85% of fair market value at the date of the grant. It is the Company's intention to have the Purchase Plan qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended ("Code"). The Purchase Plan shall be construed so as to extend and limit participation in a manner consistent with Section 423 of the Code. The Purchase Plan is NOT subject to the provisions of the Employee Retirement Income Security Act of 1974 or Section 401(a) of the Code.

         During the years ended December 31, 2002 and December 31, 2001, 60,397 and 29,399 shares, respectively, were purchased by employees at various prices in accordance with the provisions of the Purchase Plan. For the years ended December 31, 2002 and December 31, 2001, the weighted-average prices of the shares purchased were $0.32 and $0.41, respectively.

         Stock Options Plans
         -------------------

         The Company has the following active stock options plans: the 1995 Non-Statutory Stock Option Plan, the 1996 Incentive Stock Plan and the 1998 Incentive Stock Option Plan. These plans were adopted to attract and retain key employees, directors, officers and consultants and are administered by the Compensation Committee appointed by the Board of Directors.

         1995 NON-STATUTORY STOCK OPTION PLAN

         The Compensation Committee determined the number of options granted to key employees and the vesting period and exercise price of the options provided it was not below market value on the date of the grant for the 1995 Non-Statutory Stock Option Plan ("1995 Plan"). In most cases, the options vested over a two-year period and will terminate ten years from the date of grant. The 1995 Plan will terminate in May 2005 unless terminated earlier within the provisions of the 1995 Plan. On June 12, 1996, the Board of Directors determined that no further options would be granted under the 1995 Plan.

         At December 31, 2002, 2001 and 2000 there were 10,602 stock options outstanding under the 1995 Plan with a weighted average exercise price of $2.50. There was no activity under the 1995 Plan during the three year period ended December 31, 2002.

         1996 INCENTIVE STOCK PLAN

         In June 1996, the Company adopted the 1996 Incentive Stock Plan ("1996 Plan"), under which incentive stock options, non-qualified stock options and restricted share awards may be made to the Company's key employees, directors, officers and consultants. Both incentive stock options and options that are not qualified under Section 422 of the Internal Revenue Code of 1986, as amended ("non-qualified options"), are available under the 1996 Plan. The options are not transferable and are subject to various restrictions outlined in the 1996 Plan. The Compensation Committee or the Board of Directors determines the number of options granted to key employees, officers or consultants and the vesting period and exercise price of the options provided that it is not below fair market value of the Company's Common Stock. The 1996 Plan will terminate in June 2006 unless terminated earlier by the Board of Directors.

         Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock. As of December 31, 2002, 988,415 options are outstanding of which 200,590 are vested, and a total of 320,684 options are available for grant under the 1996 Plan.

Option activity under the 1996 Plan for the three years ended December 31, 2002 was as follows:

                                                                Weighted Average
                                                   Shares        Exercise Price
                                                ------------     ---------------
         Balance as of December 31, 1999            814,981          $3.268

         Exercised                                  (21,000)         $2.714
         Cancelled                                 (560,750)         $3.077
         Expired                                     (6,676)         $2.657
                                                ------------     ---------------
         Balance as of December 31, 2000            226,555          $3.833

         Granted                                    455,400          $1.389
         Exercised                                   (1,750)         $2.625
         Cancelled                                  (47,300)         $1.383
         Expired                                    (99,740)         $4.479
                                                ------------     ---------------
         Balance as of December 31, 2001            533,165          $1.845

         Granted                                    678,500          $0.284
         Cancelled                                 (208,625)         $0.881
         Expired                                    (14,625)         $2.451
                                                ------------     ---------------
         Balance as of December 31, 2002            988,415          $0.980
                                                ============     ===============

         1998 INCENTIVE STOCK PLAN

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

         Awards may be granted under the 1998 Plan with respect to a total of 5,000,000 shares of Common Stock. As of December 31, 2002, 3,527,840 options are outstanding, of which 2,209,380 are vested, and a total of 1,134,115 options are available for grant under the 1998 Plan.

Option activity under the 1998 Plan for the three years ended December 31, 2002 was as follows:

                                                                Weighted Average
                                                  Shares         Exercise Price
                                               ------------      ---------------
          Balance as of December 31, 1999         1,690,250         $2.400

          Granted                                 1,783,780         $2.224
          Exercised                                 (32,500)        $2.595
          Cancelled                                (818,975)        $2.723
          Expired                                    (8,500)        $2.283
                                               ------------      ---------------
          Balance as of December 31, 2000         2,614,055         $2.178

          Granted                                 1,287,000         $0.917
          Exercised                                 (29,480)        $1.568
          Cancelled                                (313,685)        $2.131
          Expired                                  (247,200)        $2.377
                                               ------------      ---------------
          Balance as of December 31, 2001         3,310,690         $1.683

          Granted                                 1,027,000         $0.658
          Cancelled                                (596,663)        $1.518
          Expired                                  (213,187)        $1.592
                                               ------------      ---------------
          Balance as of December 31, 2002         3,527,840         $1.418
                                               ============      ===============

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

         The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2002, 2001 and 2000, respectively: dividend yield of 0% and expected volatility of 100% for all periods; risk-free interest rate of 4.7%, 4.7% and 5.5%; and expected term of 4.0 years for all periods. The weighted average fair value of the options granted under all of the Company's plans during the years ended December 31, 2002, 2001 and 2000 was $.51, $.74 and $1.54, respectively. The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 2002, 2001 and 2000 was $1.33, $1.70 and $2.31,
         respectively. As of December 31, 2002, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 7.4 years and the number of options exercisable is 2,420,572.

         During the year ended December 31, 2002, the Company issued options to purchase 200,000 shares of common stock to various consultants for financial advisory, lobbying, investigative and marketing sales related services provided. The Company used the Black-Scholes model to determine the fair value of these options with the following assumptions: volatility of 100%, risk free interest rate of 5.0% and expected term of 10 years. Compensation expense of $82,545 related to the options was recognized during the year ended December 31, 2002.

         Reserve for Issuance
         --------------------

         At December 31, 2002, the Company has authorized the following shares of Common Stock for issuance upon conversion of the 8% Secured Convertible Notes, Series C Preferred Stock, Series D Preferred Stock, and upon exercise of options and warrants:

          Series D Preferred Stock                                    3,021,000
          Common Stock options outstanding                            4,526,857
          Common Stock options available for grant                    3,103,541
          Common Stock reserved for Employee Stock Purchase
            Plan                                                      2,500,000
          Common Stock underlying 8% Convertible Notes                2,412,000
          Common Stock warrants                                       2,586,204
                                                                   -------------
          Total shares of authorized Common Stock reserved           18,149,602
                                                                   =============
7. NOTE PAYABLE - OTHER

         In addition to the aforementioned warrants, the Company issued a $20,000 note payable to Joseph Gunnar & Co., LLC for the payment of finance costs incurred with the 8% Convertible Notes offering. The note is non-interest bearing if paid by the maturity date of August 23, 2003. If the Company defaults on the note, it becomes payable with interest at 15% per annum from the date of the note.

8. COMMITMENTS AND CONTINGENCIES

         OPERATING LEASES

         The Company is obligated under various operating lease agreements, primarily for office space and equipment through 2005. The office lease provides for fixed rent escalations which under the generally accepted accounting principles are expensed on a pro rata basis over the term of the lease. The difference between expense recognized and the required lease payments at the balance sheet date is recorded as deferred rent in the accompanying Balance Sheets.

         Future minimum lease payments under these non-cancelable operating leases as of December 31, 2002 are as follows:

                                                          Operating
                                                          ---------

                 2003                                    $  355,576
                 2004                                        14,377
                 2005                                        11,981
                                                         ----------

              Total minimum payments                     $  381,934
                                                         ==========

         Rent expense was $428,801, $464,483 and $583,582 for the years ended December 31, 2002, 2001 and 2000, respectively.

         At December 31, 2002, the Company expects to receive $23,786 in future minimum sublease rental income payments in 2003.

         Effective February 28, 2003, the Company entered into a new non-cancelable operating lease for its office space that expires on March 31, 2008. The lease payments under the new lease are approximately $17,600 per month and are subject to annual escalation clauses.

         CAPITAL LEASE

         At December 31, 2001, the Company had a lease for office and computer equipment that was classified as capital lease. The lease was repaid in 2002.

         The net present value of the minimum lease payments and other balances related to the capital lease are included in the accompanying financial statements as of and for the year ended December 31, 2001, as follows:

              Total minimum payments - capital lease obligation                      $    50, 059
              Interest                                                                     (2,255)
                                                                                     ------------
              Present value of capital lease obligations - current portion           $     47,804
                                                                                     ============

         At December 31, 2002, the Company had no outstanding leases classified as capital leases. Total amortization expense related to the equipment under capital lease for the year ended December 31, 2002 was $27,131.

         LETTER OF CREDIT

         A bank has issued an irrevocable standby letter of credit on the Company's behalf for a maximum amount of $35,000 expiring April 23, 2003, unless extended. As of December 31, 2002, a $35,000 certificate of deposit has been pledged as collateral for the letter of credit.


9.       EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

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

10.      SUPPLEMENTAL CASH FLOW DISCLOSURE

         Selected cash payments and noncash activities were as follows:

                                                                            Year ended December 31,
                                                                  -----------------------------------------
                                                                   2002            2001          2000
                                                                  -----------  ------------ -------------
        Cash paid for interest                                     $   6,647    $   11,560     $   21,982
        Cash paid for dividends                                            -    $      259     $       16
        Noncash investing and financing activities:
        Dividends paid with stock                                          -    $   46,348     $  461,313
        Deemed dividend on preferred stock                                 -    $2,932,023              -
        Notes converted to common stock                            $ 585,000             -              -
        Debt discount on 8% Convertible Notes                      $ 184,980             -              -
        Issuance of stock options to consultants                   $  82,545    $   98,232     $   95,422
        Issuance of restricted stock                                       -    $   52,000     $  282,000

11.      NET LOSS PER SHARE

         The following table sets forth the computation of basic and diluted net loss per share:

                                                                            Year ended December 31,
                                                                  ------------------------------------------
                                                                     2002          2001          2000
                                                                  -----------  -------------  --------------
         Numerator:
         Net loss                                              $   (5,635,191)  $ (6,237,278)  $ (8,862,015)
         Less:  Dividend on preferred stock                          (699,901)      (741,245)      (369,979)
         Deemed dividend on preferred stock                                 -     (2,932,023)             -
                                                                 ------------    -----------    -----------
         Net loss attributable to holders of Common Stock      $   (6,335,092)  $ (9,910,546)  $ (9,231,994)
                                                                 ============    ===========    ===========
         Denominator:
         Denominator for basic net loss per share-weighted
             average shares                                        25,230,360     22,576,188     20,871,076

         Effect of dilutive securities:
           Preferred Stock                                                  -              -              -
           Stock Options                                                    -              -              -
           Warrants                                                         -              -              -
                                                                 ------------    -----------    -----------
         Dilutive potential common shares                                   -              -              -
                                                                 ------------    -----------    -----------

         Denominator for diluted net loss per share-adjusted
             weighted average shares                               25,230,360     22,576,188     20,871,076
                                                                 ============    ===========    ===========

         Basic and diluted loss per share
                                                                 ------------    -----------    -----------
           attributable to holders of Common Stock             $        (0.25)  $      (0.44)  $      (0.44)
                                                                 ============    ===========    ===========

     The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                     Year ended December 31,
                          ----------------------------------------------
                            2002              2001              2000
                          ----------------------------------------------
Preferred stock:
   Series B                         -               -         1,287,554
   Series D                 3,021,000       3,675,000                 -
Stock options               4,526,857       3,854,457         2,851,212
Warrants                    2,586,204       1,776,365         1,072,054

12.   GAIN ON SALE OF INVESTMENT

      The Company sold its stock in NFR Security, Inc. (formerly Network Flight Recorder) in February 2001 for $1,625,000, resulting in a net gain of $1,375,000, which was included in other (expense) income during the year ended December 31, 2001.

13.   SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

      The following table presents the quarterly results for V-ONE Corporation and its subsidiaries for the years ending December 31, 2001 and 2002:

                         1ST           2ND            3RD            4TH
                         QUARTER       QUARTER        QUARTER        QUARTER
                         -------       -------        -------        -------
      2002                                           (restated)
      Revenue         $   852,219    $   886,999    $ 1,151,943    $  661,865
      Gross profit        686,486        760,053      1,014,259       608,603
      Net loss        $ 2,013,619    $ 1,430,459    $ 1,186,638    $1,004,475

      Net loss per
      share, basic
      and diluted     $     (0.09)        (0.07)          (0.05)        (0.04)

      2001              (restated)
      Revenue         $   790,181    $   922,366    $ 1,099,998    $2,177,617
      Gross profit        485,282        650,838        676,047     1,844,120
      Net loss        $   (993,21)   $(2,321,670)   $(2,148,562)   $ (773,831)
                       ===========    ===========    ===========    ==========

      Net loss per
      share, basic
      and diluted     $     (0.18)    $   (0.11)   $      (0.10)   $    (0.04)
                       ===========    ===========    ===========    ==========

      The Company restated the results of the first quarter of 2001 to account for the allocation of the fair market value to the detachable warrants issued in connection with the Series D Preferred Stock. The result of the restatement was to record an additional deemed dividend of $1,107,335 for the beneficial conversion feature related to the issuance of the warrants.

      The Company restated the results of the third quarter of 2002 to account for the allocation of the fair value of a warrant and a note payable that were issued in connection with the 8% secured convertible notes. The result of the restatement was to record additional interest expense of $107,800.

                                     V-ONE CORPORATION

                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    For the years ended December 31, 2002, 2001 and 2000

                                                 Additions
                                Balance at       Additions
                                Beginning of     Charged to
       Description              Period           Costs and                        Balance at End
                                of Period        Expenses        Deductions         of Period

 ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
    December 31, 2000          $    134,244          68,490         97,070       $    105,664
    December 31, 2001          $    105,664             ---         33,629       $     72,035
    December 31, 2002          $     72,305         155,000        129,900       $     97,135

 DEFERRED TAX ASSET
 VALUATION ALLOWANCE

    December 31, 2000          $ 14,859,228       1,620,108            ---       $ 16,479,336
    December 31, 2001          $ 16,479,336       2,668,612            ---       $ 19,147,948
    December 31, 2002          $ 19,147,948       3,765,142            ---       $ 22,913,090

 ALLOWANCE FOR
 NON-SALABLE INVENTORY
    December 31, 2000          $     87,694          32,699         41,737             78,656
    December 31, 2001          $     78,656         120,000        169,063         $   29,593
    December 31, 2002          $     29,593          42,148         27,003         $   44,738


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

                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a)(1), (a)(2) and (d) Financial Statements and Financial Statement Schedule.

See Index to Financial Statements on page 27. All required financial statements and financial statement schedules of the Company are set forth under Item 8 of this Annual Report on Form 10-K/A.

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

10.89       Form of Promissory Note dated August 2, 2002 (15)
10.90       Form of Warrant dated August 2, 2002 (15)
10.91       Company Disclosures (15)
10.92       Term Sheet for Proposed Offering (15)
10.93       Company Disclosures (15)
10.94       Company Disclosures (15)
10.95       Form of Placement Agency Agreement dated July 23, 2002 (15)
10.96       Form of Legal Opinion dated August 2, 2002 (15)
23.1        Consent of Aronson & Company
23.2        Consent of Ernst & Young LLP
31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------

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

                                           V-ONE Corporation

Date: January 9, 2004
                                     By:   /s/ Margaret E. Grayson
                                           -------------------------------------
                                           Margaret E. Grayson
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

       SIGNATURE                         TITLE                        DATE

/s/ Margaret E. Grayson        President, Chief Executive        January 9, 2004
--------------------------    Officer, Principal Financial
Margaret E. Grayson               Officer and Director


/s/ Molly G. Bayley                    Director                  January 9, 2004
--------------------------
Molly G. Bayley


/s/ Heidi B. Heiden                    Director                  January 9, 2004
--------------------------
Heidi B. Heiden


/s/ Michael D. O'Dell                  Director                  January 9, 2004
--------------------------
Michael D. O'Dell


/s/ William E. Odom                   Director                  January 9, 2004
--------------------------
William E. Odom