Form 10-Q/A
period 2003-03-31
V ONE CORP/ DE
filed 2004-01-20
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2003

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

                                EXPLANATORY NOTE

This quarterly report on Form 10-Q was previously filed with financial statements that had not been reviewed by V-ONE Corporation's auditors. Aronson & Company, an independent public accounting firm, has completed its review of V-ONE Corporation's financial statements for the period covered in this report. V-ONE Corporation is amending this quarterly report on Form 10-Q to include financial statements that have been reviewed by its independent auditors. The amended Form 10-Q includes certain revised financial information for the period covered in this quarterly report, as well as additional financial statement footnote disclosures.

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I.            FINANCIAL INFORMATION                                  4

Item 1.            Financial Statements                                   4

                   Condensed Balance Sheets as of March 31,               4
                   2003 (unaudited) and December 31, 2002

                   Condensed Statements of Operations for the             5
                   three months ended March 31, 2003
                   (unaudited) and March 31, 2002 (unaudited)

                   Condensed Statements of Cash Flows for the             6
                   three months ended March 31, 2003
                   (unaudited) and March 31, 2002 (unaudited)

                   Notes to the Condensed Financial Statements            7
                   (unaudited)

Item 2.            Management's Discussion and Analysis of               11
                   Financial Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures              14
                   About
                   Market Risk

Item 4.            Controls and Procedures                               14


PART II.           OTHER INFORMATION                                     14

Item 1.            Legal Proceedings                                     14

Item 2.            Changes in Securities and Use of Proceeds             14

Item 3.            Defaults Upon Senior Securities                       14

Item 4.            Submission of Matters to a Vote of Security           14
                   Holders

Item 5.            Other Information                                     14

Item 6.            Exhibits and Reports on Form 8-K                      15

SIGNATURE                                                                16

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                V-ONE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                 March 31, 2003  December 31,
                       ASSETS                     (Unaudited)        2002
                                                 -------------- --------------
Current assets:
  Cash and cash equivalents                       $   107,980     $    93,985
  Certificate of deposit - restricted                  26,500          35,000

  Accounts receivable, less allowances
    of $36,414 and $97,135 respectively               339,597         237,695
  Finished goods inventory, less allowances
    of $31,613 and $44,738 respectively                 2,850           5,478
  Deferred financing costs, net                             -          68,974
  Prepaid expenses and other assets                   118,720         121,460
                                                 -------------  --------------
    Total current assets                              595,647         562,592

  Property and equipment, net                         189,052         319,294
  Deposits                                             95,141          90,196
                                                 -------------  --------------
    Total assets                                  $   879,840     $   972,082
                                                 =============  ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses           $ 1,241,205     $ 1,235,574
  Deferred revenue                                    713,865         784,185
  Convertible notes payable, net                      578,000         591,242
  Notes payable, other                                166,134          20,000
                                                 -------------  --------------
    Total current liabilities                       2,699,204       2,631,001
  Deferred rent                                        18,148          32,831
  Notes payable other-long term                       141,849               -
                                                 -------------  --------------
    Total liabilities                               2,859,201       2,663,832

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value,13,333,333
    shares authorized
  Series C redeemable preferred stock,
    500,000 designated; 42,904
    shares issued and outstanding
    (liquidation preference of $1,126,388)                 43              43
  Series D convertible preferred stock
    3,675,000 shares designated,
    3,021,000 and 3,021,000 issued and
    outstanding, respectively                           3,021           3,021
    (liquidation preference of $5,770,110 )
Common stock, $0.001 par value; 50,000,000
  shares authorized; 26,761,801 and
  26,649,301 shares issued and outstanding,
  respectively                                         26,762          26,649
Accrued dividends payable                           1,745,756       1,575,709
Additional paid-in capital                         61,889,940      61,825,066
Accumulated deficit                               (65,644,883)    (65,122,238)
                                                 -------------  --------------
  Total shareholders' equity (deficiency)          (1,979,361)     (1,691,750)
                                                 -------------  --------------
  Total liabilities and shareholders'
    equity (deficiency)                           $   879,840       $ 972,082
                                                 =============  ==============

   The accompanying notes are an integral part of these financial statements.

           V-ONE CORPORATION
         CONDENSED STATEMENTS OF OPERATIONS

                                         Three months     Three months
                                            ended            ended
                                        March 31, 2003   March 31, 2002
                                          (unaudited)      (unaudited)
                                        --------------    -------------
Revenue:
  Products                               $   641,102       $   443,952
  Consulting and services                    364,168           408,267
                                        --------------    -------------
    Total revenue                          1,005,270           852,219

Cost of revenue:
  Products                                    15,405            49,313
  Consulting and services                     25,775           116,420
                                        -------------     -------------
   Total cost of revenue                      41,180           165,733
                                        -------------     -------------

Gross profit                                 964,090           686,486

Operating expenses:
  Research and development                   322,113           968,255
  Sales and marketing                        383,588         1,003,974
  General and administrative                 474,318           737,485
                                        -------------     -------------
    Total operating expenses               1,180,019         2,709,714
                                        -------------     -------------

Operating loss                              (215,929)       (2,023,228)

Other (expense) income:
  Interest expense                          (132,731)           (1,396)
  Interest income                              5,032            11,006
  Other (expense) income                      (8,970)                -
                                        -------------     -------------
    Total other (expense) income            (136,669)            9,610
                                        -------------     -------------

Net loss                                    (352,598)      (2,013,618)

Dividend on preferred stock                  170,047          180,313
                                        -------------    -------------

Loss attributable to holders of
  common stock                             $(522,645)    $ (2,193,931)
                                        =============    =============

Basic and diluted loss per share
  attributable to holders of
  common stock                               $ (0.02)         $ (0.09)
                                        =============    =============

Weighted average number of common
  shares outstanding                      26,718,329       24,038,801
                                        =============    =============

   The accompanying notes are an integral part of these financial statements.

               V-ONE CORPORATION
       CONDENSED STATEMENTS OF CASH FLOWS

                                                  Three months     Three months
                                                      ended           ended
                                                  March 31, 2003  March 31, 2002
                                                   (unaudited)      (unaudited)
                                                  --------------- --------------
Cash flows from operating activities:
Net loss                                          $     (352,598) $  (2,013,618)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                            123,994        146,667
Stock compensation                                           609              -
Amortization of debt discount                             35,648              -
Interest expense-beneficial conversion feature            14,000              -
Amortization of deferred financing costs                  68,974              -
Changes in assets and liabilities:
  Accounts receivable, net                              (101,902)       176,853
  Inventory, net                                           2,628         11,621
  Deferred financing costs                                68,974              -
  Prepaid expenses and other assets                      (71,179)       101,240
  Accounts payable and accrued  expenses                 293,614        156,805
  Deferred revenue                                       (70,320)      (204,067)
  Deferred rent                                          (14,683)       (10,503)
                                                  --------------- --------------
  Net cash used in operating activities                   (2,241)    (1,635,002)

Cash flows from investing activities:
  Redemption of Certificate of deposit                     8,500              -
  Net purchases of property and equipment                  6,248         (6,915)
  Collection of subscription                                   -              -
  Proceeds from sale of investment                             -              -
                                                  --------------- --------------
    Net cash provided by (used in)
     investing activities                                 14,748         (6,915)

Cash flows from financing activities:
  Exercise of options and warrants                         1,488          9,640
  Issuance of common stock                                     -              -
  Issuance of preferred stock                                  -              -
  Redemption of preferred stock                                -              -
  Payments of stock issuance costs                             -              -
  Payment of preferred stock dividends                         -              -
  Principal payments on capitalized lease
    obligations                                                -        (19,140)
                                                  --------------  --------------
Net cash provided by financing activities                1,488           (9,500)
                                                  --------------  --------------

Net increase in cash and cash equivalents               13,995       (1,651,417)

Cash and cash equivalents at beginning of period        93,985        2,608,690
                                                  --------------  --------------

Cash and cash equivalents at end of period           $ 107,980        $ 957,273
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

2.    Basis of Presentation

The condensed financial statements for the three months ended March 31, 2003 and March 31, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002, which are included in the Company's amended 2002 Annual Report on Form 10-K ("Form 10-K").

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

4.    Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,635,191, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $352,598 for the three months ended March 31, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

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

Upon  issuance  of  the  notes,   the  Company   recorded  a  debt  discount  of
approximately $184,980 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the three months ended March 31, 2003, the Company amortized approximately $11,758 of the discount to interest expense. Additionally, the Company recorded $14,000 in accrued interest expense for the first quarter of 2003. Interest expense is payable upon conversion of the notes. The Company elected to extend the notes for an additional 180 days in January 2003 and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period.

In connection with the Company's agreement to adjust the exercise price of the warrants, the Company recorded a debt discount of approximately $23,890 in accordance with the accounting requirements for a beneficial conversion feature on the notes. The Company used the Black-Scholes model to determine the fair value of the warrant repricing with the following assumptions" volatility of 0%, risk free interest rate of 3.43% and expected term of 5 years. During the three months ended March 31, 2003, the Company amortized $23,890 of the discount to interest expense.

6.    Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                Three months ended March 31,
                                           -------------------------------------
                                                  2003               2002
                                           -----------------    ----------------

Net Income, as reported                     $      (522,645)     $   (2,193,931)
Add: Stock-based employee compensation
expense included in reported net
income, net of related tax effects          $             -      $            -
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, 8(1) net or related tax effects     $       (66,407)     $      (44,280)

Pro forma net income                        $      (589,052)     $   (2,238,211)

Earnings per share:
Basic - as reported                         $         (0.02)     $        (0.09)
Basic - pro forma                           $         (0.02)     $        (0.09)

Diluted - as reported                       $         (0.02)     $        (0.09)
Diluted - pro forma                         $         (0.02)     $        (0.09)

                                                 26,718,329          24,038,801
                                           ===================  ================

This disclosure is in accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," that the Company has adopted in these financial statements.

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

7.      Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                Three Months ended March 31,
                                              --------------------------------
                                                   2003              2002
                                              --------------    --------------
Numerator:

Loss before extraordinary item                 $ (352,598)      $ (2,013,618)
Less:  Dividend on preferred stock               (170,047)          (180,313)
Deemed dividend on preferred stock                      -                  -
                                              --------------    --------------
Net loss before extraordinary item               (522,645)        (2,193,931)
Extraordinary item-early extinguishments
  of debt                                                -                  -
                                              --------------    --------------
Net loss attributable to holders of
  common stock                                 $ (522,645)      $ (2,193,931)
                                              ==============    ==============
Denominator:
Denominator for basic and diluted net
  loss per share
- weighted average shares                       26,718,329         24,038,801

Effect of dilutive securities:
    Preferred Stock                                      -                  -
    Stock Options                                        -                  -
    Warrants                                             -                  -
                                              --------------    --------------
Dilutive potential common shares                         -                  -
                                              --------------    --------------
Denominator for diluted net loss per
  share-adjusted  weighted average shares
                                                26,718,329         24,038,801
                                              ==============    ==============

Basic and diluted loss per share -
Loss before extraordinary item
                                                  $ (0.02)           $ (0.09)
Extraordinary item-early extinguishment
  of debt                                                -                  -
Net loss attributable to holders of
  common stock                                    $ (0.02)           $ (0.09)
                                              ==============    ==============

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $1,635,000 for the three months ended March 31, 2002 and used cash of approximately $2,000 for the three months ended March 31, 2003. Cash used in operating activities resulted principally from net operating losses in the periods offset in part by an increase in accounts payable. The decrease in cash used in operating activities of approximately $1,641,000 was attributable primarily to a reduction in net operating loss of $1,661,000.

The Company's investing activities used cash of approximately $7,000 in the three months ended March 31, 2002 and provided cash of approximately $15,000 in the three months ended March 31, 2003. Net capital expenditures for property and equipment were approximately $7,000 and $6,000 during the three months ended March 31, 2002 and 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities used cash of approximately $9,500 during the three months ended March 31, 2002 and provided cash of approximately $1,500 for the three months ended March 31, 2003. In fiscal 2002, the cash was used primarily by principal payments on capitalized lease obligations.

The Company had net tangible assets of ($1,692,000) and ($1,979,000) at December 31, 2002 and March 31, 2003, respectively. As of March 31, 2003, the Company had an accumulated deficit of approximately $65,645,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $5,635,191, $6,237,278, and $8,862,015 for the years ended December 31, 2002, 2001 and 2000, respectively, and a further net loss of $352,598 for the three months ended March 31, 2003. In addition, the Company expects to continue to incur losses during 2003. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2003.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of March 31, 2003 and the periods in which payments are due:

                                                     Payments Due By Period
                                 ----------------------------------------------------------------
                                   Remainder      2004        2006       Thereafter      Total
                                    of 2003     and 2005    and 2007
                                 ----------------------------------------------------------------
Long-term debt obligations          $270,908   $624,828     $466,681       $59,486    $1,421,903
Operating leases                      10,782     26,357            0             0        37,140
                                 ------------  ---------   ----------  ------------  ------------
                                    $281,690   $651,185     $466,681       $59,486    $1,459,043
                                 ============  =========   ==========  ============  ============

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company entered into a new lease agreement effective March 1, 2003 for 9,396 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland that terminates on March 31, 2008. The Company expects that this space will be sufficient for its needs through expiration of the lease. In 2002, the Company leased approximately 28,312 square feet of office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination of the old lease included a full release of occupancy obligations of the Company for the premises from the date of the lease termination. Amounts due for unpaid rents during the term of occupancy under the old lease in the amount of $325,000, recorded as notes payable other, will be paid in equal installments over two years beginning March 1, 2003.

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

The Company completed the 2002 year-end audit and 2003 quarterly reviews in December 2003.

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



                                    V-ONE CORPORATION
                                    Registrant


Date:  January 13, 2004             By:     /s/ Margaret E. Grayson
                                            ------------------------------------
                                    Name:   Margaret E. Grayson
                                    Title:  President, Chief Executive Officer
                                            and Principal Financial Officer