Form 10-Q/A
period 2003-06-30
V ONE CORP/ DE
filed 2004-01-20
CIK 1008946

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

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.               FINANCIAL INFORMATION                                    4

Item 1.               Financial Statements                                     4

                      Condensed Balance Sheets as of June 30, 2003             4
                      (unaudited) and December 31, 2002

                      Condensed Statements of Operations for the               5
                      three and six months ended June 30, 2003
                      (unaudited) and June 30, 2002 (unaudited)

                      Condensed Statements of Cash Flows for                   6
                      the three and six months ended June 30, 2003
                      (unaudited) and June 30, 2002 (unaudited)

                      Notes to the Condensed Financial Statements              7
                      (unaudited)

Item 2.               Management's Discussion and Analysis of Financial       11
                      Condition and Results of Operations

Item 3.               Quantitative and Qualitative Disclosures About          14
                      Market Risk

Item 4.               Controls and Procedures                                 14


PART II.              OTHER INFORMATION                                       14

Item 1.               Legal Proceedings                                       14

Item 2.               Changes in Securities and Use of Proceeds               14

Item 3.               Defaults Upon Senior Securities                         14

Item 4.               Submission of Matters to a Vote of Security Holders     15

Item 5.               Other Information                                       15

Item 6.               Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                                     16


PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              V-ONE CORPORATION
                                           CONDENSED BALANCE SHEETS

                                                                         June 30, 2003     December 31, 2002
                                ASSETS                                    (Unaudited)
                                                                        ----------------  ------------------
Current assets:
  Cash and cash equivalents                                             $        38,705   $          93,985
  Certificate of deposit, restricted                                             26,500              35,000
  Accounts receivable, less allowances of $36,414 and $97,135
  respectively                                                                  567,220             237,695
  Finished goods inventory, less allowances of $29,901 and $44,738
  respectively                                                                    2,526               5,478
  Deferred financing costs, net                                                       -              68,974
  Prepaid expenses and other assets                                              72,605             121,460
                                                                        ----------------  ------------------
   Total current assets                                                         707,556             562,592

  Property and equipment, net                                                   123,675             319,294
  Deposits                                                                       95,141              90,196
                                                                        ----------------  ------------------
   Total assets                                                         $       926,372   $         972,082
                                                                        ================  ==================


     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                 $     1,400,263   $       1,235,574
  Deferred revenue                                                              638,683             784,185
  Convertible notes payable, net                                                528,000             591,242
  Notes payable other                                                           137,242              20,000
                                                                        ----------------  ------------------
   Total current liabilities                                                  2,704,188           2,631,001
Deferred rent                                                                    37,355              32,831
  Notes payable other-long term                                                 110,460                   -
                                                                        ----------------  ------------------
   Total liabilities                                                          2,852,003           2,663,832

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.001 par value,13,333,333 shares authorized:
  Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of $1,126,388 )                                         43                  43
  Series D convertible preferred stock 3,675,000 shares designated,
    3,021,000 shares issued and outstanding                                       3,021               3,021
    (liquidation preference of $5,770,110 )
Common stock, $0.001 par value; 75,000,000 shares authorized;
  27,103,125 and 26,649,301 shares issued and outstanding, respectively          27,103              26,649
Accrued dividends payable                                                     1,917,692           1,575,709
Additional paid-in capital                                                   61,969,564          61,825,066
Accumulated deficit                                                         (65,843,054)        (65,122,238)
                                                                        ----------------  ------------------
Total shareholders' equity (deficiency)                                      (1,925,631)         (1,691,750)
                                                                        ----------------  ------------------
Total liabilities and shareholders' equity (deficiency)                 $       926,372   $         972,082
                                                                        ================  ==================

                  The accompanying notes are an integral part of these financial statements.

                                                      4

                                     V-ONE CORPORATION
                             CONDENSED STATEMENTS OF OPERATIONS

                                 Three months   Three months    Six months       Six months
                                    ended          ended          ended           ended
                                 June 30, 2003  June 30, 2002  June 30, 2003    June 30, 2002
                                 (unaudited)     (unaudited)    (unaudited)     (unaudited)
                                 ------------   ------------   -------------    -------------
Revenue:
  Products                       $   771,117   $    520,633   $   1,412,219    $     964,585
  Consulting and services            384,103        366,366         748,272          774,633
                                 ------------   ------------   -------------    -------------
    Total revenue                  1,155,220        886,999       2,160,491        1,739,218

Cost of revenue:
  Products                           127,695         41,597         143,100           90,910
  Consulting and services             14,651         85,349          40,426          201,769
                                 ------------   ------------   -------------    -------------
    Total cost of revenue            142,346        126,946         183,526          292,679
                                 ------------   ------------   -------------    -------------

Gross profit                       1,012,874        760,053       1,976,965        1,446,539

Operating expenses:
  Research and development           272,326        788,142         594,439        1,756,397
  Sales and marketing                364,265        760,998         747,853        1,764,973
  General and administrative         373,611        640,751         847,930        1,378,236
                                 ------------   ------------   -------------    -------------
    Total operating expenses       1,010,202      2,189,891       2,190,222        4,899,606
                                 ------------   ------------   -------------    -------------

Operating profit (loss)                2,672     (1,429,838)       (213,257)      (3,453,067)

Other (expense) income:
  Interest expense                   (28,744)          (949)       (161,475)          (2,344)
  Interest income                         20          3,238           5,052           14,243
  Other (expense) income                (183)        (2,910)         (9,153)          (2,910)
                                 ------------   ------------   -------------    -------------
    Total other (expense)
      income                         (28,907)          (621)       (165,576)           8,989
                                 ------------   ------------   -------------    -------------

Net loss                             (26,235)    (1,430,459)       (378,833)      (3,444,078)

Dividend on preferred stock          171,936        171,936         341,983          352,250
                                 ------------   ------------   -------------    -------------

Loss attributable to holders of
  common stock                   $  (198,171)   $(1,602,395)   $   (720,816)    $ (3,796,328)
                                 ============   ============   =============    =============

Basic and diluted loss per share
  attributable to holders of
  common stock                   $     (0.01)   $     (0.07)   $      (0.03)    $      (0.16)
                                 ============   ============   =============    =============

Weighted average number of
  common shares outstanding       26,958,849     24,263,355      25,839,253       24,151,698
                                 ============   ============   =============    =============

         The accompanying notes are an integra l part of thes e financial sta tements.

                                             5

                                         V-ONE CORPORATION
                                CONDENSED STATEMENTS OF CASH FLOWS


                                                                 Six months         Six months
                                                                   ended              ended
                                                               June 30, 2003      June 30, 2002
                                                                (unaudited)        (unaudited)
                                                               --------------     ---------------
Cash flows from operating activities:
Net loss                                                       $    (378,833)     $   (3,444,078)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                        189,032             275,862
Stock compensation                                                     1,193              83,372
Amortization of debt discount                                         35,648                   -
Interest expense-beneficial conversion feature                        22,000                   -
Amortization of deferred financing costs                              68,974                   -
Gain on sale of investment
Changes in assets and liabilities:
  Accounts receivable, net                                          (329,524)            181,893
  Inventory, net                                                       2,952              (3,011)
  Deferred financing costs                                            68,974                   -
  Prepaid expenses and other assets                                  (25,064)            199,406
  Accounts payable and accrued  expenses                             392,391             471,368
  Deferred revenue                                                  (145,502)            (88,386)
  Deferred rent                                                        4,524             (21,007)
                                                               --------------     ---------------
    Net cash used in operating activities                            (93,235)         (2,344,581)

Cash flows from investing activities:
  Redemption of certificate of deposit                                 8,500             (35,000)
  Net purchases of property and equipment                              6,586              (3,645)
  Proceeds from sale of investment                                         -                   -
                                                               --------------     ---------------
    Net cash provided by (used in) investing activities               15,086             (38,645)

Cash flows from financing activities:
  Exercise of options and warrants                                         -                   -
  Issuance of common stock                                            22,869              13,716
  Issuance of preferred stock                                              -                   -
  Payment of debt financing costs                                          -            (105,460)
  Redemption of preferred stock                                            -                   -
  Payments of stock issuance costs                                         -                   -
  Payment of preferred stock dividends                                     -                   -
  Principal payments on capitalized lease obligations                      -             (38,922)
                                                               --------------     ---------------
    Net cash provided by financing activities                         22,869            (130,666)

Net increase in cash and cash equivalents                            (55,280)         (2,513,892)

Cash and cash equivalents at beginning of period                      93,985           2,608,690
                                                               --------------     ---------------

Cash and cash equivalents at end of period                     $      38,705      $       94,798
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

2.   Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2003 and June 30, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002, which are included in the Company's amended 2002 Annual Report on Form 10-K.

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

Upon  issuance  of  the  notes,   the  Company   recorded  a  debt  discount  of
approximately $184,980 in accordance with the accounting requirements for a beneficial conversion feature on the notes. During the six months ended June 30, 2003, the Company amortized approximately $11,758 of the discount to interest expense. In connection with the Company's agreement to adjust the exercise price of the warrants, the Company recorded a debt discount of approximately $23,890 in accordance with the accounting requirements for a beneficial conversion feature on the notes. The Company used the Black-Scholes model to determine the fair value of the warrant repricing with the following assumptions: volatility of 0%, risk free interest rate of 3.43% and expected term of 5 years. During the six months ended June 30, 2003, the Company amortized all of the discount to interest expense. Additionally, the Company records interest expense upon conversion of the notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of $25,000 and $50,000 of notes during the three and six months ended June 30, 2003, respectively, the Company recorded $8,000 and $11,000 in interest expense, respectively. Additionally, the Company recorded $15,839 in accrued interest expense for the second quarter of 2003. Accrued interest expense is payable upon the earlier of maturity or conversion of the notes.

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

                                                       Three months ended June 30,     Six months ended June 30,
                                                       ---------------------------    --------------------------
                                                              2003            2002          2003            2002
                                                        ----------    ------------    ----------    ------------
Net Income, as reported                                $ (198,171)    $(1,602,395)   $ (720,816)    $(3,796,328)
Add: Stock-based employee compensation expense
included in reported net income, net of related
tax effects

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, 8(1) net of related tax effects        $  (66,407)    $   (44,280)   $ (132,814)    $   (88,560)

Pro forma net income                                   $ (264,578)    $(1,646,675)   $ (853,630)    $(3,884,888)

Earnings per share:
Basic - as reported                                    $    (0.01)    $     (0.07)   $    (0.03)    $     (0.16)
Basic - pro forma                                      $    (0.01)    $     (0.07)   $    (0.03)    $     (0.16)

Diluted - as reported                                  $    (0.01)    $     (0.07)   $    (0.03)    $     (0.16)
Diluted - pro forma                                    $    (0.01)    $     (0.07)   $    (0.03)    $     (0.16)

                                                       26,958,849      24,263,355    25,839,253      24,151,698
                                                       ===========    ============   ===========    ============

                                                        9

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

7.   Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                             Three Months ended June 30,             Six Months ended June 30,
                                                          ---------------------------------     ---------------------------------
                                                              2003                2002               2003               2002
Numerator:

Loss before extraordinary item                            $    (26,235)     $   (1,430,459)     $    (378,833)     $    (344,078)
Less:  Dividend on preferred stock                            (171,936)           (171,936)          (341,983)          (352,250)
Deemed dividend on preferred stock                                   -                   -                  -                  -
                                                          -------------     ---------------     --------------     --------------
Net loss before extraordinary item                            (198,171)         (1,602,395)          (720,816)          (696,328)
Extraordinary item-early extinguishments of debt                     -                   -                  -                  -
                                                          -------------     ---------------     --------------     --------------
Net loss attributable to holders of common stock          $   (198,171)     $   (1,602,395)     $    (720,816)     $    (696,328)
                                                          =============     ===============     ==============     ==============

Denominator:
Denominator for basic and diluted net loss per share
- weighted average shares                                   26,958,849          24,263,355         25,839,253         24,151,698

Effect of dilutive securities:
  Preferred Stock                                                    -                   -                  -                  -
  Stock Options                                                      -                   -                  -                  -
  Warrants                                                           -                   -                  -                  -
                                                          -------------     ---------------     --------------     --------------
Dilutive potential common shares                                     -                   -                  -                  -
                                                          -------------     ---------------     --------------     --------------

Denominator for diluted net loss per share-adjusted
weighted average shares
                                                            26,958,849          24,263,355         25,839,253         24,151,698
                                                          =============     ===============     ==============     ==============
Basic and diluted loss per share -
Loss before extraordinary item
                                                          $      (0.01)     $        (0.07)     $       (0.03)     $       (0.16)
Extraordinary item-early extinguishment of debt                      -                   -                  -                  -

Net loss attributable to holders of common stock
                                                          $      (0.01)     $        (0.07)     $       (0.03)     $       (0.16)
                                                          =============     ===============     ==============     ==============

                                                                10

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

Cost of consulting and services revenues consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues decreased from approximately $85,000 and $202,000 for the three and six months ended June 30, 2002, respectively, to approximately $15,000 and $40,000 for the three and six months ended June 30, 2003, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenues was approximately 23% and 26% for the three and six months ended June 30, 2002, respectively, and approximately 4% and 5% for the three and six months ended June 30, 2003, respectively. The decrease was due mainly to lower salary expense in fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,345,000 for the six months ended June 30, 2002 and approximately $93,000 for the six months ended June 30, 2003. Cash used in operating activities resulted principally from net operating losses in the periods. The decrease in cash used in operating activities of approximately $2,295,000 was attributable primarily to a reduction in net operating loss of $3,065,245.

The Company's investing activities used cash of approximately $39,000 in the six months ended June 30, 2002 and provided cash of approximately $15,000 in the six months ended June 30, 2003. Net capital expenditures for property and equipment were approximately $4,000 and $(7,000) during the six months ended June 30, 2002 and June 30, 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. Net capital expenditures for the six months ended June 30, 2003 include the early retirement of certain fixed assets.

The Company's financing activities used cash of approximately $131,000 in the six months ended June 30, 2002 and provided cash of approximately $23,000 in the six months ended June 30, 2003. In fiscal 2002, the cash was used primarily for principal payments on capitalized lease obligations.

The Company had net tangible assets of ($1,692,000) and ($1,926,000) at December 31, 2002 and June 30, 2003, respectively. As of June 30, 2003, the Company had an accumulated deficit of approximately $65,843,000.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of June 30, 2003 and the periods in which payments are due:

                                                            Payments Due By Period
                               ---------------------------------------------------------------------------------
                                  Remainder           2004            2006        Thereafter          Total
                                   of 2003          and 2005        and 2007
                               ---------------------------------------------------------------------------------
Long-term debt obligations        $175,056         $624,828        $466,681          $59,486       $1,326,051
Operating leases                     7,188           26,357               0                0           33,545
                               -----------      -----------     -----------      -----------      -----------
                                  $182,244         $651,185        $466,681          $59,486       $1,359,596

                               ===========      ===========     ===========      ===========      ============

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On June 5, 2003,  the  following  items  were voted on at the Annual  Meeting of
Shareholders:

Proposal 1:  Reelection of Directors      For      Withheld     Abstain    Broker Non-Votes
                                          ---      ---------    -------    ----------------
             Margaret E. Grayson      24,300,551    336,252          0        2,118,748
             Michael D. O'Dell        23,921,564    336,882          0        2,118,748

Proposal 2:  Amendment to the Company's certificate of incorporation, as amended and restated, to increase the number of authorized shares of common stock of the Company from
             50,000,000 to 75,000,000 shares.

                For          Against          Abstain           Broker Non-Votes
              --------       -------          -------           ----------------
             23,921,564      705,769           9,470               2,118,748

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2003:

Exhibit                                   Description
------                                    -----------

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports  on Form 8-K

Current Report on Form 8-K, dated April 4, 2003, reporting under Item 5, Other Events.

                                    SIGNATURE
                                    ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                V-ONE CORPORATION
                                Registrant


Date:  January 13, 2004         By:    /s/ Margaret E. Grayson
                                       -----------------------------------------
                                Name:  Margaret E. Grayson
                                Title: President, Chief Executive Officer and
                                       Principal Financial Officer