Form 10-Q/A
period 2003-09-30
V ONE CORP/ DE
filed 2004-01-20
CIK 1008946

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

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I.            FINANCIAL INFORMATION                                  4

Item 1.            Financial Statements                                   4

                   Condensed Balance Sheets as of September 30,           4
                   2003 (unaudited) and December 31, 2002

                   Condensed Statements of Operations for the             5
                   Three and Nine Months Ended September 30,
                   2003 (unaudited) and September 30, 2002
                   (unaudited)

                   Condensed Statements of Cash Flows for the             6
                   Nine Months Ended September 30, 2003
                   (unaudited) and September 30, 2002
                   (unaudited)

                   Notes to the Condensed Financial Statements            7
                   (unaudited)

Item 2.            Management's Discussion and Analysis of               11
                   Financial Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures              14
                   About
                   Market Risk

Item 4.            Controls and Procedures                               14


PART II.           OTHER INFORMATION                                     15

Item 1.            Legal Proceedings                                     15

Item 2.            Changes in Securities and Use of Proceeds             15

Item 3.            Defaults Upon Senior Securities                       15

Item 4.            Submission of Matters to a Vote of Security           15
                   Holders

Item 5.            Other Information                                     15

Item 6.            Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                               16

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements


                 V-ONE CORPORATION
              CONDENSED BALANCE SHEETS

                                               September 30, 2003   December 31,
                       ASSETS                     (Unaudited)           2002
                                               ----------------    -------------
Current assets:
  Cash and cash equivalents                       $     13,262     $    93,985
  Certificate of deposit - restricted                   26,500          35,000
  Accounts receivable less allowances of
    $36,414 and $97,135 respectively                   707,653         237,695
  Inventory, less allowances of $19,533
    and $44,738 respectively                             3,228           5,478
  Deferred financing costs, net                              -          68,974
  Prepaid expenses and other assets                     21,308         121,460
                                                 --------------  --------------
    Total current assets                               771,951         562,592

  Property and equipment, net                           80,815         319,294
  Deposits                                              95,141          90,196
                                                 --------------  --------------
    Total assets                                   $   947,907     $   972,082
                                                 ==============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses            $ 1,385,664     $ 1,235,574
  Deferred revenue                                     738,585         784,185
  Convertible notes payable, net                       528,000         591,242
  Note payable, other                                  148,377          20,000
                                               ----------------  --------------
    Total current liabilities                        2,800,626       2,631,001
  Deferred rent                                         38,945          32,831
  Notes payable other - long term                       78,279               -
                                               ----------------  --------------
    Total liabilities                                2,917,850       2,663,832

Commitments and contingencies

Shareholders equity:
Preferred stock, $.001 par value,
  13,333,333 shares authorized:
  Series C redeemable preferred stock,
    500,000 designated; 42,904 shares
    issued and outstanding
    (liquidation preference of $1,126,388)                  43              43
  Series D convertible preferred stock
    3,675,000 shares designated,
    3,021,000 shares issued and outstanding              3,021           3,021
    (liquidation preference of $5,770,110)
Common stock, $0.001 par value; 50,000,000
  shares authorized; 27,334,335 and
  26,649,301 shares issued and outstanding,
  respectively                                          27,334          26,649
Accrued dividends payable                            2,091,517       1,575,709
Additional paid-in capital                          62,005,135      61,825,066
Accumulated deficit                                (66,096,993)    (65,122,238)
                                               ----------------  --------------
Total shareholders' equity (deficiency)             (1,969,943)     (1,691,750)
                                               ----------------  --------------

Total liabilities and shareholders'
  equity (deficiency)                                $ 947,907       $ 972,082
                                               ================  ==============

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                          Three months        Three months         Nine months          Nine months
                                              ended               ended               ended                ended
                                        September 30, 2003  September 30, 2002  September 30, 2003   September 30, 2002
                                           (unaudited)         (unaudited)         (unaudited)          (unaudited)
                                        ------------------  ------------------  ------------------  -------------------
Revenue:
  Products                               $        489,907       $     805,529     $      1,902,127     $   1,770,114
  Consulting and services                         388,859             346,414            1,137,131         1,121,047
                                        ------------------  ------------------  -------------------------------------
   Total revenue                                  878,766           1,151,943            3,039,258         2,891,161

Cost of revenue:
  Products                                          9,443              57,611              152,544           148,521
  Consulting and services                          27,284              80,073               67,710           281,842
                                        ------------------  ------------------  -------------------------------------
   Total cost of revenue                           36,727             137,684              220,254           430,363
                                        ------------------  ------------------  -------------------------------------

Gross profit                                      842,039           1,014,259            2,819,004         2,460,798

Operating expenses:
  Research and development                        263,096             520,072              857,535         2,276,469
  Sales and marketing                             321,680             742,913            1,069,533         2,507,886
  General and administrative                      315,116             512,221            1,163,046         1,890,457
                                        ------------------  ------------------  -------------------------------------
   Total operating expenses                       899,892           1,775,206            3,090,114         6,674,812
                                        ------------------  ------------------  -------------------------------------

Operating loss                                    (57,853)           (760,947)            (271,110)       (4,214,014)

Other (expense) income:
  Interest expense                                (22,363)           (422,675)            (183,838)         (425,020)
  Interest income                                     103               1,633                5,154            15,876
  Other (expense) income                                -              (4,648)              (9,153)           (7,558)
                                        ------------------  ------------------  -------------------------------------
   Total other (expense) income                   (22,260)           (425,690)            (187,837)         (416,702)
                                        ------------------  ------------------  -------------------------------------

Net loss                                          (80,113)         (1,186,637)            (458,947)       (4,630,716)

Dividend on preferred stock                       173,826             173,826              515,808           526,075
                                        ------------------  ------------------  -------------------------------------

Loss attributable to holders of
  common stock                           $       (253,939)      $  (1,360,463)    $       (974,755)    $  (5,156,791)
                                        ==================  ==================  =====================================

Basic and diluted loss per share
  attributable to holders of
  common stock                           $          (0.01)      $       (0.05)    $          (0.04)    $       (0.21)
                                        ==================  ==================  =====================================

Weighted average number of common
shares outstanding                             27,236,692          25,955,863           26,973,189        24,759,695
                                        ==================  ==================  =====================================

                      The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                             Nine months        Nine months
                                                ended              ended
                                           September 30, 2003 September 30, 2002
                                              (unaudited)        (unaudited)
                                           -----------------  -----------------

Cash flows from operating activities:
Net loss                                     $    (458,947)     $ (4,630,716)
Adjustments to reconcile net loss to net
  cash used in operating activities:
Depreciation                                       188,168           341,357
Amortization                                        43,725            47,826
Stock compensation                                   1,757            81,807
Amortization of debt discount                       35,648           170,964
Interest expense-beneficial conversion
  feature                                           22,000            94,400
Amortization of deferred financing costs            68,974           127,078
Changes in assets and liabilities:
  Accounts receivable, net                        (469,958)         (313,110)
  Inventory, net                                     2,250            10,299
  Deferred financing costs                          68,974           127,078
  Prepaid expenses and other assets                 26,234          (274,488)
  Accounts payable and accrued  expenses           356,746           611,380
  Deferred revenue                                 (45,600)           81,933
  Deferred rent                                      6,114           (33,889)
                                            -----------------  -----------------
    Net cash used in operating activities         (153,915)       (3,558,081)

Cash flows from investing activities:
  Redemption of certificate of deposit               8,500           (35,000)
  Net purchases of property and equipment            6,586           (64,823)
                                            -----------------  -----------------
    Net cash provided by (used in)
      investing activities                          15,086           (99,823)

Cash flows from financing activities:
  Exercise of options and warrants                   3,750                 -
  Issuance of common stock                          54,356            16,467
  Issuance of preferred stock                            -                 -
  Issuance of notes payable                              -         1,208,000
  Redemption of preferred stock                          -                 -
  Payments of stock issuance costs                       -                 -
  Payment of preferred stock dividends                   -                 -
  Principal payments on capitalized lease
    obligations                                          -           (47,082)
                                            -----------------  -----------------
    Net cash provided by financing
      activities                                    58,106         1,177,385
                                            -----------------  -----------------

Net increase in cash and cash equivalents          (80,723)        (2,480,519)

Cash and cash equivalents at beginning of
  period                                            93,985          2,608,690
                                            -----------------  -----------------

Cash and cash equivalents at end of period        $ 13,262          $ 128,171
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

2.    Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2003 and September 30, 2002 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2002 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2002 and 2001 and for the three years ended December 31, 2002, which are included in the Company's amended 2002 Annual Report on Form 10-K.

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

6.    Supplemental Cash Flow Disclosure

Selected noncash activities were as follows:

                                               ---------------------------------
                                               Nine Months ended September 30,
                                               ---------------------------------
                                                    2003               2002
                                               --------------      -------------
Noncash investing and financing activities:
   Redemption of preferred stock                   $    -             $    -
   Payment of preferred stock dividends            $    -             $    -


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

                                     Three months ended September 30,  Nine months ended September 30,
                                     ------------------------------    ------------------------------
                                         2003              2002            2003              2002
                                     ------------      ------------    ------------     -------------
Net Income, as reported               $ (253,939)      $(1,360,463)     $  (974,755)     $ (5,156,791)

Add: Stock-based employee
compensation expense included
in reported net income, net of
related tax effects
Deduct: Total stock-based
employee compensation expense
determined under fair value
based method for all awards,
8(1) net of related tax effects       $  (66,407)      $   (44,280)     $  (199,221)    $   (132,840)

Pro forma net income                  $ (320,346)      $(1,404,743)     $(1,173,976)    $ (5,289,631)

Earnings per share:
Basic - as reported                   $    (0.01)      $     (0.05)     $     (0.04)    $      (0.21)
Basic - pro forma                     $    (0.01)      $     (0.05)     $     (0.04)    $      (0.21)

Diluted - as reported                 $    (0.01)      $     (0.05)     $     (0.04)    $      (0.21)
Diluted - pro forma                   $    (0.01)      $     (0.05)     $     (0.04)    $      (0.21)

                                      27,236,692        25,955,863       26,973,189       24,759,695
                                     ============      ============    ============     =============


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

8.      Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                            Three Months ended September 30,   Nine Months ended September 30,
                                                2003            2002              2003           2002
Numerator:
Loss before extraordinary item                $  (80,113)    $ (1,186,637)      $ (458,947)   $ (4,630,716)
Less:  Dividend on preferred stock              (173,826)        (173,826)        (515,808)      (526,073)
Deemed dividend on preferred stock                     -                -                -              -
                                            -------------   --------------     ------------   ------------
Net loss before extraordinary item              (253,939)      (1,360,463)        (974,755)    (5,156,789)
Extraordinary item-early extinguishments
  of debt                                              -                -                -              -
                                            -------------   --------------     ------------   ------------
Net loss attributable to holders of
  common stock                                $ (253,939)    $ (1,360,463)      $ (974,755)   $ (5,156,789)
                                            =============   ==============     ============   ============
Denominator:
Denominator for basic and diluted net
  loss per share
- weighted average shares                     27,236,692       25,955,863       26,973,189     24,759,695

Effect of dilutive securities:
    Preferred Stock                                    -                -                -              -
    Stock Options                                      -                -                -              -
    Warrants                                           -                -                -              -
                                            -------------   --------------     ------------   ------------
Dilutive potential common shares                       -                -                -              -
                                            -------------   --------------     ------------   ------------

Denominator for diluted net loss
  per share-adjusted weighted
  average shares                              27,236,692       25,955,863       26,973,189     24,759,695
                                            =============   ==============     ============   ============
Basic and diluted loss per share -
Loss before extraordinary item
                                                 $ (0.01)         $ (0.05)         $ (0.04)       $ (0.20)
Extraordinary item-early
  extinguishment of debt

Net loss attributable to holders
  of common stock
                                                 $ (0.01)         $ (0.05)         $ (0.04)       $ (0.20)
                                            =============   ==============     ============   ============


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

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $58,000 for the three months ended September 30, 2002, to approximately $9,000 for the three months ended September 30, 2003. The decrease in costs of product revenue for the three months ended September 30, 2003 was primarily attributable to an increase in software product sales and a lower proportion of turnkey systems sales. Cost of product revenues increase slightly from approximately $149,000 for the nine months ended September 30, 2002 to approximately $153,000 for the nine months ended September 30, 2003. The increase in costs of product revenue for the nine months ended September 30, 2003 was attributable to a slight increase in the Company's SmartGuard turnkey product sales. Cost of product revenues as a percentage of product revenues was approximately 7% and 8% for the three and nine months ended September 30, 2002, respectively, and approximately 2% and 8% for the three and nine months ended September 30, 2003, respectively. The percentage decreases were primarily attributable to a lower proportion of turnkey systems and third-party firewalls sales, as compared to sales of software licenses.

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

Interest Income and Expenses -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $2,000 and $16,000 for the three and nine months ended September 30, 2002, respectively, to approximately $0 and $5,000 for the three and nine months ended September 30, 2003, respectively. The decreases were attributable to lower levels of cash and cash equivalents. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense decreased from approximately $423,000 and $425,000 for the three and nine months ended September 30, 2002, respectively, to approximately $22,000 and $184,000 for the three and nine months ended September 30, 2003, respectively, substantially all of which was for recognition of a beneficial conversion feature on the 8% Secured Convertible Notes and Detachable Warrants.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $3,558,000 for the nine months ended September 30, 2002 and approximately $154,000 for the nine months ended September 30, 2003. The decrease was primarily due to a decrease in net loss, partially offset by an increase in accounts payable.

The Company's investing activities used cash of approximately $100,000 for the nine months ended September 30, 2002 and provided cash of approximately $15,000 for the nine months ended September 30, 2003. The Company's investing activities consisted of net capital expenditures for property and equipment of approximately $65,000 and ($6,000) during the nine months ended September 30, 2002 and 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures were higher in 2002 as the Company acquired approximately $65,000 of equipment, replacing equipment that had been under a five-year capital lease.

The Company's financing activities provided cash of approximately $1,177,000 and $58,000 during the nine months ended September 30, 2002 and 2003, respectively. In fiscal 2002, the cash was provided primarily by the issuance of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. In January 2003, the Company elected to extend the notes for an additional 180 days and paid the interest accrued under the initial term of the notes. In July 2003, the Company requested and received an extension of the notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period. The Company received $807,000 in net proceeds after payment of all fees and offering expenses.

The Company had net tangible assets of ($1,692,000) and ($1,970,000) at December 31, 2002 and September 30, 2003, respectively.

As  of  September  30,  2003,  the  Company  had  an   accumulated   deficit  of
approximately $66,097,000.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of September 30, 2003 and the periods in which payments are due:

                                                      Payments Due By Period
                                 ------------------------------------------------------------------
                                   Remainder       2004          2006     Thereafter      Total
                                    of 2003      and 2005      and 2007
                                 ------------------------------------------------------------------
Long-term debt obligations           $87,528      $624,828    $466,681       $59,486    $1,238,523
Operating leases                       3,594        26,357           0             0        29,951
                                 ------------  ------------  ----------   -----------   -----------
                                     $91,122      $651,185    $466,681       $59,486    $1,268,474

                                 ============  ============  ==========   ===========   ===========

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

Aronson & Company began audit field work on November 3, 2003. The Company completed the 2002 year end audit and 2003 quarterly reviews in December 2003.

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



                                    V-ONE CORPORATION
                                    Registrant


Date:  January 13, 2004             By:     /s/ Margaret E. Grayson
                                            -------------------------------
                                    Name:   Margaret E. Grayson
                                    Title:  President, Chief Executive Officer
                                             and Principal Financial Officer