Form 10-K
period 2003-12-31
V ONE CORP/ DE
filed 2004-03-26
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR FISCAL YEAR ENDED: DECEMBER 31, 2003

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

The aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003, was approximately $3,767,334. This calculation does not reflect a determination that persons are affiliates for any other purposes.

Registrant had 30,220,293 shares of Common Stock outstanding as of February 27, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be issued in conjunction with the registrant's annual stockholder's meeting, to be held on May 13, 2004, are incorporated by reference into Part III, Items 10, 11, 12 and 13 of this Annual Report on Form 10-K.

                           FORWARD-LOOKING STATEMENTS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that are generally noted by terms such as "believe," "expectations," "foresee," "goals," "potential" and "prospects." These statements may differ in a material way from actual future events and involve known and unknown risks and uncertainties that could cause V-ONE Corporation's actual performance or achievements to differ from any future performance or achievements expressed or implied by such statements. Readers are also referred to the risk factors discussed on page 12 of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. V-ONE Corporation undertakes no obligation to publicly revise these forward-looking statements or to reflect events or circumstances that arise at a later date.

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

The events of September 11, 2001 accelerated the rate at which the Department of Defense, civilian agencies, and federal, state and local law enforcement are adopting security solutions. As a result of the terrorist attacks, many of the U.S. law enforcement and intelligence agencies are collaborating to investigate and prosecute terrorist activities and conspiracies. This joint effort requires sharing information on an unprecedented scale using, among other services, the Department of Justice's Regional Information Sharing Systems ("RISS") Program and the FBI LEO (Law Enforcement Online) Program, both of which are secured by V-ONE's technology. The RISS Secure Intranet is a nationwide law enforcement network that allows secure communications among more than 6,600 federal, state and local law enforcement agencies. The FBI LEO program, sponsored by the FBI Criminal Justice Information Services Division and in operation since 1996, is an online service provided to over 50,000 law enforcement and criminal justice officials. Sharing information among law enforcement agencies using RISS, LEO and other networks is a security challenge that requires strongly encrypted communications and powerful access controls. Securing these expanding networks creates additional opportunities for VPN providers.

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

The Company's current suite of products can be combined and configured to provide network perimeter security, secure remote access and intra/inter-enterprise security to facilitate secured electronic commerce and information exchange. The Company's principal products are SmartGate, a client/server VPN software product that offers identification and authentication, data integrity, non-repudiation, authorization and encryption, and SmartGuard I and SmartGuard II appliances. V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors. SmartGuard incorporates SmartGate security technology into a "drop-in" suite of devices that are easy to install, deploy and manage. The SmartGuard appliances use V-ONE's award-winning SmartGate VPN software solution with a powerful user authentication system, access control database and strong encryption capabilities. A self-protecting firewall is included with the SmartGuard I and a robust stateful inspection firewall is integrated with all SmartGuard II appliances. SmartGuard's advanced VPN capabilities include IPSec tunneling and application layer security that allows firewall traversal without requiring end users to make network configuration changes. The Company provides customers with two-factor identification, mutual authentication, fine-grained access control and encryption by combining smart card emulation technology with the SmartGate server. In addition, SmartGate users can access enterprise networks from remote locations using SmartPass technology incorporated in SmartGate.

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

Key elements of V-ONE's strategy are:

INCREASING MARKET SHARE IN THE GOVERNMENT SECTOR. V-ONE will serve its established base of government customers through existing and new channel partners. V-ONE has successfully secured confidential information for the government since shipping its first products in 1995. V-ONE technologies use all approved government encryption methods, including the government's "triple DES" Data Encryption Standard, and meet the standards of the U.S. government for broad scale deployments. The triple DES standard is the strongest encryption method employed by the U.S. government, and is applied to verify the user's identity and to protect the flow of data itself. In addition, in December 2001, the National Institute of Standards and Technology approved the Advanced Encryption Standard ("AES"). V-ONE added AES to its library of encryption methods and incorporated this algorithm as an approved encryption method. V-ONE first incorporated AES as the default encryption method in SmartGate 4.4, released in April 2003. Government clients currently using V-ONE's technology to secure information include the U.S. Department of the Treasury, the Department of Defense and the Department of Justice. The programs sponsored by the Department of Justice link more than 6,600 federal, state and local law enforcement agencies and over 50,000 law enforcement and criminal justice officials who share data through the RISS and LEO programs, two out of the three National Drug Intelligence Centers, more than 30 regional Drug Traffic Centers, 12 state governments and several other regional and local law enforcement initiatives. V-ONE's product capabilities are well suited for the government's secure information sharing demands.

ENHANCING PRODUCT TECHNOLOGY TO ADDRESS CUSTOMER NEEDS. V-ONE intends to enhance its technology through continued internal development and strategic partnerships. V-ONE believes its current technology, consisting of the SmartGate client/server VPN software featuring its patented On-Line Registration ("OLR") capability, the SmartGuard family of VPN appliances featuring the Command Center management system, and an IPSec client released in January 2002, delivers superior security, performance and cost savings when compared to any other security products available in the market. V-ONE will focus its development efforts on customer driven requirements for its government and commercial users to deliver specific functionality including a wider and more feature-rich set of management tools, additional high availability performance capabilities, and enhancements for the emerging mobile enterprise wireless/satellite access segments.

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

Smartgate Enterprise Solution
-----------------------------

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

SmartPass
---------

V-ONE's SmartPass client product runs as a non-intrusive application on the desktop or mobile device, or as a Java applet on a browser, to provide VPN connection services to the SmartGate server. The client is extremely well suited for user devices with minimal consumption of system resources such as memory and storage space. Installation is fast, simple and designed to take the complexity of VPN implementation out of the hands of end users. To securely connect, an end user simply enters an access code that verifies ownership of his or her authentication token that can reside on a hard drive, floppy disk or smart card. Advanced security related functions are performed automatically and hidden from the end user. SmartPass is available on a very broad range of computing platforms including Windows 98/NT/2000/XP/CE/Pocket PC, Solaris, Red Hat Linux, and Mac.

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

Smartguard Appliances
---------------------

V-ONE's SmartGuard VPN appliances are built on high-speed Intel processors and provide cost-effective solutions for information sharing.

SmartGuards are offered in two lines to meet the needs of small businesses, medium sized enterprises and large global organizations. SmartGuard Series I is comprised of the 1500, 4500, and 5500 models, all of which include a self-protecting firewall. SmartGuard Series II models 6000 and 9000 are both enterprise class devices that integrate SmartGate application layer software with certified stateful inspection firewall and IPSec functionality.

SmartGuard's advanced VPN capabilities include application layer security that allows firewall traversal without requiring end users to make network configuration changes and optional IPSec tunneling. This innovative combination of application level and network security allows site-to-site protection as well as the ability to extend security to mobile users and business partners who require extranet access. SmartGuard solutions are manageable from a single PC, directly or via remote access.

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

MARKETING AND BUSINESS DEVELOPMENT

The Company believes that the future success of the V-ONE product offerings will depend on the Company's ability to execute a sharply focused sales and marketing strategy. To date, the Company has had success in the government sector and plans to expand its marketing efforts in the government sector and to the commercial sector.

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

V-ONE has a growing installed customer base in federal, state and local law enforcement. Successful law enforcement installations include the Department of Justice's RISS program, the FBI's LEO and InfraGard programs, the Gateway ISI Joint Terrorist Task Force program, the Congressionally funded first responders DMI-Services program, as well as installations with the Department of Defense. Through its channel partners, the Company is gaining access to new customer accounts in both government and commercial enterprises.


Government Markets
------------------

V-ONE's strongest component of revenue growth is in the law enforcement sector based in part upon homeland security requirements. V-ONE security products have become the "de facto standard" for the Department of Justice "as is" network architecture for the FBI LEO, RISS and DMI-Services programs. V-ONE secures the backbone of the newly combined LEO/RISS information sharing networks that are critical to meeting strategic homeland security needs. DMI-Services, a Marine Corp/FEMA initiative, was added to this growing network during 2002, with expansion in 2003 under the Department of Homeland Security. This network provides secure access to proprietary databases across federal, state and local government on a controlled "need to know" basis. In addition, order flow from the U.S. Department of Defense and other U.S. civil agencies has increased, including maintenance orders and new product licenses for the General Services Administration, U.S. Agency for International Development (USAID), National Security Agency (NSA), Military Traffic Management Command (MTMC), Defense Security Service (DSS), Office of Inspector General, U.S. Navy Undersea Warfare Laboratory, Defense Threat Reduction Agency (DTRA), and others.

Commercial Markets
------------------

V-ONE has identified financial services, healthcare and transportation as target vertical markets, and is also pursuing the wireless and satellite segments within these markets. V-ONE is working through a targeted group of technologically sophisticated channel partners. V-ONE's products are generating revenue through the Company's channel programs in North America and Europe. The expansion of the functionality of the SmartGuard appliance portfolio plays an important role in building V-ONE's channel program, allowing V-ONE to better address the enterprise market with "drop in" solutions for remote offices, corporate campuses, WLAN gateways, and high-availability requirements.

Satellite Market
----------------

To address a critical enterprise need for secure VPN satellite communication, V-ONE introduced SmartSAT, a program for users and resellers of satellite IP data communications services. SmartSAT is built upon SmartGate application layer security technology that can overcome long-standing performance problems associated with satellite circuit propagation delays. Satellite communications are a significant potential opportunity for VPN application; however, realizing acceptable performance from a VPN over satellite is a long-standing problem for IPSec VPN implementations. V-ONE application layer security technology overcomes performance problems experienced by IPSec implementations. In 2003, Hughes Network Systems certified V-ONE VPN solutions as the first VPN solution approved for secure communications over its satellite networks.

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

V-ONE   participates  in  the  VPN  appliance  and  software  market   segments.
Competitors in these markets include:

o site-to-site IPSec security appliance and network security systems suppliers such as SonicWall, Inc., WatchGuard Technologies Inc. and Juniper Networks, Inc. (formerly NetScreen Technologies, Inc.);

o firewall and VPN software vendors such as Check Point Software Technologies Ltd.;

o  network  equipment   manufacturers   such  as  Cisco  Systems,   Inc.,  Nokia
   Corporation and Nortel Networks Corporation;

o  remote client vendors such as SafeNet, Inc. and Certicom Corporation;

o suppliers that provide secure extranet solutions such as Aventail Corporation and Symantec Corporation; and

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

SUPPLY SOURCES

Components used in the Company's network security products consist primarily of computer diskettes and CD's purchased from commercial vendors. Components used in the Company's SmartGuard Appliance products and turnkey SmartWall products consist primarily of off-the-shelf computers, memory, displays, power supplies and third-party peripherals (such as hard drives and network interface cards).

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

EMPLOYEES

As of February 27, 2004, the Company had 24 full-time employees, 1 part-time employee and 1 consultant. Of these individuals, 11 were in sales and marketing, 8 were in research and product development, and 7 were in administration. None of the Company's employees is represented by a labor union or is subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its employee relations are good.

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

V-ONE'S LOSSES AND ACCUMULATED DEFICIT COULD AFFECT PROFITABILITY AND MARKET ACCEPTANCE OF V-ONE'S PRODUCTS. As of December 31, 2003, V-ONE had an accumulated deficit of approximately $66,514,000. V-ONE is implementing a turnaround business plan, which management believes will enable V-ONE to achieve profitable operating results in the future. V-ONE may not, however, achieve or sustain profitability or significant revenues in the short run. To address these risks, V-ONE must, among other things, continue its emphasis on research and development, successfully execute and implement its marketing strategy, respond to competitive developments and seek to attract and retain talented personnel. V-ONE may be unable successfully to address these risks and the failure to do so could affect V-ONE's ability to fully implement its marketing strategy and achieve profitability and may have a material adverse effect on the market acceptance of V-ONE's products. V-ONE was founded in February 1993 and introduced its first product in December 1994. Accordingly, V-ONE did not generate any significant revenues until 1995 when it commenced sales of its firewall product and introduced its SmartGate client/server system. Revenues for the years 1999, 2000, 2001, 2002 and 2003 were approximately $4,966,000,
$4,554,000,   $4,990,000,   $3,553,000  and  $4,003,000,   respectively.  Losses
attributable to holders of Common Stock for the years 1999, 2000, 2001, 2002 and

2003 were  approximately  $9,952,000,  $9,232,000,  $9,911,000,  $6,335,000  and
$1,392,000, respectively. V-ONE's results of operations in recent periods may not be an accurate indication of future results of operations in light of the evolving nature of the network security market and the uncertainty of the demand for Internet and intranet products in general and V-ONE's products in particular.

OPERATING LEVELS WILL BE AFFECTED BY V-ONE'S NEED FOR ADDITIONAL CAPITAL. V-ONE's cash used in operating activities was approximately $29,000 in fiscal 2003, an average "burn rate" of approximately $2,400 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2004, and its audited financial statements are presented subject to a "going concern" opinion. The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

The Company's annual report on Form 10-K for the fiscal year ended December 31, 2002 was initially filed with unaudited financial statements in lieu of audited financial statements and without a Report of Independent Auditors because the audit was not completed in time to include audited financial statements and a Report of Independent Auditors. In addition, the Company's quarterly reports on Form 10-Q for the first three quarters of 2003 were initially filed with financial statements that had not been reviewed by the Company's auditors. This action caused the Company's stock to be transferred from the OTCBB to the "Pink Sheets" as reported by the National Quotation Bureau, Inc. as of May 29, 2003 with no change in its ticker symbol. In January 2004, Aronson & Company completed the 2002 audit and its review of the Company's financial statements for the first three quarters of 2003. The Company promptly filed with the Securities and Exchange Commission an amended annual report on Form 10-K for 2002 containing audited financial statements and amended quarterly reports on Form 10-Q for the first three quarters of 2003 containing reviewed financial statements.

In July 2002, the Company took steps to reduce expenses by implementing a reduced work week designed to ensure that customers' requirements were met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003 and implemented a four day work week, further reducing expenses. The Company returned its staff to a full work week effective February 1, 2004 to meet engineering enhancements required for existing customers and to introduce its products to a broader customer base. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts and continued minimization of general and administrative expenditures. V-ONE may not be successful in further reducing operating levels without jeopardizing the ability to serve existing customers or grow its business base. In February 2004, V-ONE completed a private placement of 7% Subordinated Convertible Notes with detachable warrants for an aggregate of $1,200,000, which resulted in net proceeds to V-ONE of $1,065,690. V-ONE believes that to maintain operations for any extended period of time it must generate revenue from existing and new customers, raise additional capital or undergo a significant strategic transformative event. The Company's ability to reach and sustain profitability is dependent on its ability to generate sufficient cash flow to meet its obligations and needs on a timely basis or to obtain additional funding.

SALES TO  GOVERNMENT  AGENCIES  CONSTITUTE A  SIGNIFICANT  PERCENTAGE OF V-ONE'S
REVENUE AND ARE SUBJECT TO VARIOUS POLICIES AND LENGTHY TESTING PERIODS THAT EXPOSE V-ONE TO FINANCIAL RISKS. No government agency or department has an obligation to purchase products from V-ONE in the future and the government may terminate its contracts without cause. Moreover, sales to and contracts with government agencies are subject to reductions or delays in funding, risks of disallowance of costs upon audit, changes in government procurement policies, the necessity to participate in competitive bidding and, with respect to contracts involving prime contractors or government-designated subcontractors, the inability of such parties to perform under their contracts. In addition, product implementation in government sales may be subject to extended periods of rigorous validation testing and a lengthy approval process by government agencies and bureaus within an agency. Such testing and approval may delay contract awards and payments to V-ONE under such contracts. V-ONE estimates that for the fiscal year ended December 31, 2003, sales to the U.S. government constituted approximately 67% of its revenue. V-ONE expects to derive a significant amount of its revenue in 2004 from sales to government agencies.

CONTINUED MARKET ACCEPTANCE OF SMARTGATE, SMARTGUARD AND SMARTWALL IS NOT GUARANTEED. V-ONE currently generates most of its product revenues from its software, SmartGate, and hardware, SmartGuard and SmartWall, products. SmartGate, SmartGuard and SmartWall have met with a favorable degree of market acceptance. The percentage of total revenue for software and hardware, respectively, was 50.0% to 23.6% for 2001, 47.4% to 9.9% for 2002 and 59.6% to
2.0% for 2003. However, SmartGate, SmartGuard or SmartWall may not continue to be accepted in the future. In addition, any or all of V-ONE's other current or future products could fail to win market acceptance.

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

ADVERSE ECONOMIC IMPACT OF A SLOW GLOBAL ECONOMY COULD IMPAIR V-ONE'S REVENUES. A slow global economy, as hampered by the events of September 11, 2001, has created an uncertain international economic environment, and management cannot predict the impact of any future terrorist acts or any related military action on V-ONE's customers or their businesses. In particular, V-ONE's commercial customers could be negatively affected by the sluggish international economy. Although management believes that spending on security products will increase as a result of these events, if businesses curtail or eliminate capital spending on information technology, or if downturns in the Internet infrastructure and related markets continue, businesses may delay or cancel orders for security products which could result in reduced or cancelled orders for V-ONE's products. In addition, these uncertain economic times could cause longer sales cycles, payment delays and price pressure, and consequently, V-ONE may not meet its financial forecast..

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

ITEM 2.  PROPERTIES

In 2002, the Company leased approximately 28,312 square feet of office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination of this lease in February 2003 included a full release of future occupancy obligations of the Company for these premises from the date of the lease termination. Beginning March 1, 2003, the Company began paying $325,000 due for unpaid rents during the term of occupancy, recorded as deferred rent, in equal monthly installments over two years. The Company entered into a new lease agreement effective March 1, 2003 for 9,635 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland under a lease agreement that terminates on February 28, 2008. The Company expects that this space will be sufficient for its needs through expiration of the lease.

ITEM 3.  LEGAL PROCEEDINGS

On March 20, 2003, BSA Sales, Inc. d/b/a BSA ("BSA") filed a complaint against the Company in the Court of Common Pleas in the County of Greenville, South Carolina, alleging breach of contract for failure to pay disputed fees and seeking damages of a maximum of $75,000. The fees relate to the early termination of a contract by the Company for BSA's non-performance under the contract. The parties proceeded to arbitration as required by the state of North Carolina, but were unsuccessful in settling the matter. Discovery is in the early stages and the likelihood of an unfavorable outcome or the likely amount associated therewith cannot be estimated. The Company intends to vigorously defend its position in this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders during the quarter ended December 31, 2003.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock was traded in the Nasdaq National Market from the Company's IPO on October 24, 1996 through September 3, 1999 when it was transferred to the Nasdaq SmallCap Market. The Company was not able to satisfy the minimum listing requirements for continued listing on the Nasdaq SmallCap Market and on October 18, 2002, its stock was removed from the Nasdaq SmallCap Market and began trading on the OTCBB. The transfer to the OTCBB was effected without interruption in the trading market for the Company's securities.

On May 29, 2003, the Company's stock was transferred from the OTCBB to the "Pink Sheets" as reported by the National Quotation Bureau, Inc. due to the Company's inability to include audited financial statements with its annual report on Form 10-K for 2002 and reviewed financial statements with its quarterly reports on Form 10-Q for 2003. This transfer resulted in no change to the Company's ticker symbol, which remains VONE. In January 2004, Aronson & Company completed the 2002 audit and its review of the Company's financial statements for the first three quarters of 2003. The Company promptly filed with the Securities and Exchange Commission an amended annual report on Form 10-K for 2002 containing audited financial statements and amended quarterly reports on Form 10-Q for the first three quarters of 2003 containing reviewed financial statements.

The following table sets forth the high and low prices of the Company's Common Stock for each quarter during the two-year period ended December 31, 2003. Prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                            2003
                                            ----
                               HIGH                        LOW
                               ----                        ---
       First Quarter          $ 0.23                     $ 0.08
       Second Quarter         $ 0.20                     $ 0.11
       Third Quarter          $ 0.21                     $ 0.10
       Fourth Quarter         $ 0.42                     $ 0.15

                                            2002
                                            ----
                               HIGH                        LOW
                               ----                        ---
       First Quarter          $ 1.47                     $ 0.78
       Second Quarter         $ 0.93                     $ 0.50
       Third Quarter          $ 0.33                     $ 0.20
       Fourth Quarter         $ 0.40                     $ 0.13

According to records of the Company's transfer agent, the Company had approximately 214 record holders on February 27, 2004. Because brokers and other institutions hold many of such shares on behalf of stockholders, the Company is unable to estimate the total number of stockholders represented by these record holders.

The Company has never declared or paid cash dividends on its Common Stock. The Company anticipates that all of its net earnings, if any, will be retained for use in its operations and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. Payments of future cash dividends, if any, will be at the discretion of the Company's Board of Directors after taking into account various factors, including the Company's financial condition, operating results, current and anticipated cash needs and restrictions on the payment of dividends as required by the terms of the Company's 8% Secured Convertible Notes, 7% Subordinated Convertible Notes and Series C and Series D Preferred Stock, as discussed in Note 6 to the financial statements beginning on page 30 of this Annual Report on Form 10-K.

The information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the "Equity Compensation Plans" section of the proxy statement for the Company's annual meeting of stockholders to be held on May 13, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below with respect to the Company's Statements of Operations for the years ended December 31, 2001, 2002 and 2003 and balance sheets as of December 31, 2002 and 2003 are derived from the audited financial statements of the Company included elsewhere in this Annual Report on Form 10-K. The following financial data as of December 31, 1999 and 2000 and for each of the years ended December 31, 1999 and 2000 are derived from audited financial statements of the Company not included in this Annual Report on Form 10-K. The financial data set forth below should be read in conjunction with the Company's financial statements and the notes thereto included elsewhere in this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                              Year Ended December 31,
                                     -----------------------------------------------------------------------------------------------
Statement of Operations Data:               1999               2000               2001               2002                 2003
Revenues:
      Products                            $ 3,427,422        $ 3,356,086        $ 3,669,817        $ 2,033,413          $ 2,466,178
      Consulting and services               1,538,258          1,197,544          1,320,345          1,519,613            1,536,748
                                     -----------------  -----------------  -----------------  ----------------- --------------------
                Total revenues              4,965,680          4,553,630          4,990,162          3,553,026            4,002,926
                                     -----------------  -----------------  -----------------  ----------------- --------------------
Cost of revenues:
      Products                                973,866            441,752            824,305            190,262              170,463
      Consulting and services                 328,333            278,327            509,570            293,363               94,545
                                     -----------------  -----------------  -----------------  ----------------- --------------------
Total cost of revenues                      1,302,199            720,079          1,333,875            483,625              265,008
                                     -----------------  -----------------  -----------------  ----------------- --------------------

Gross profit                                3,663,481          3,833,551          3,656,287          3,069,401            3,737,918

Operating expenses:
      Research and development              2,848,955          3,440,397          4,009,889          2,720,321            1,065,020
      Sales and marketing                   6,491,987          6,041,926          4,891,170          3,028,590            1,407,160
      General and administrative            3,118,829          3,517,068          2,537,103          2,220,138            1,493,822
                                     -----------------  -----------------  -----------------  ----------------- --------------------
Total operating expenses                   12,459,771         12,999,391         11,438,162          7,969,049            3,966,002
                                     -----------------  -----------------  -----------------  ----------------- --------------------

Operating loss                             (8,796,290)        (9,165,840)        (7,781,875)        (4,899,648)            (228,084)

Other (expense) income:
      Interest expense                       (676,443)           (25,945)           (11,560)          (744,818)            (217,669)
      Interest income                         164,841            329,770            249,575             16,833                5,256
Other (expense) income                              -                  -          1,306,582             (7,558)              (9,153)
                                     -----------------  -----------------  -----------------  ----------------- --------------------
                Total interest               (511,602)           303,825          1,544,597           (735,543)            (221,566)
                (expense) income     -----------------  -----------------  -----------------  ----------------- --------------------

Net loss before extraordinary item         (9,307,892)        (8,862,015)        (6,237,278)        (5,635,191)            (449,650)

Extraordinary item - early
      extinguishment of debt                 (372,052)                 -                  -                  -                    -
                                     -----------------  -----------------  -----------------  ----------------- --------------------

Net loss                                   (9,679,944)        (8,862,015)        (6,237,278)        (5,635,191)            (449,650)

Dividend on preferred stock                   272,245            369,979            741,245            699,901              942,056
Deemed dividend on preferred stock                  -                  -          2,932,023                  -                    -
                                     -----------------  -----------------  -----------------  ----------------- --------------------

Loss attributable to holders
      of common stock                    $ (9,952,189)      $ (9,231,994)      $ (9,910,546)      $ (6,335,092)        $ (1,391,706)
                                     =================  =================  =================  ================= ====================

Basic and diluted loss per share
      Loss before extraordinary item          $ (0.57)           $ (0.44)           $ (0.44)           $ (0.25)             $ (0.05)
                                     =================  =================  =================  ================= ====================
      Net loss attributable to
         holders of common stock              $ (0.59)           $ (0.44)           $ (0.44)           $ (0.25)             $ (0.05)
                                     =================  =================  =================  ================= ====================
Weighted average number of
      common shares outstanding            16,938,205         20,871,076         22,576,188         25,230,360           27,142,148
                                     =================  =================  =================  ================= ====================

                           The accompanying notes are an integral part of these financial statements.

                                     -----------------------------------------------------------------------------------------------
                                         1999                  2000              2001               2002                 2003
Balance Sheet Data:

Working capital (deficit)                $6,629,846            $1,591,967        $2,164,448        ($2,068,409)         ($1,931,331)
Total assets                              9,775,436             5,450,618         4,732,324            972,082              885,471
Long-term debt, less current
  portion                                   119,746                47,803                 -             32,831               85,822
Series B Convertible Preferred
  Stock                                       1,288                 1,288                 -                  -                    -
Series C Redeemable Preferred
  Stock                                         335                    55                43                 43                   43
Series D Convertible Preferred
  Stock                                           -                     -             3,675              3,021                3,021
Total shareholder's equity                7,841,603             2,721,581         2,882,367        ($1,691,750)         ($1,857,874)

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

RESULTS OF OPERATIONS

The following table sets forth certain statement of operations data as a percentage of revenues for the periods indicated:


                                                 Year ended December 31,
                                         ---------------------------------------
                                            2001           2002          2003
                                         ------------   -----------  -----------
Revenues:
Products                                     73.5%           57.2%       61.6 %
Consulting and services                      26.5            42.8        38.4
                                         ------------   -----------  -----------
Total revenues                               100.0          100.0       100.0
                                         ------------   -----------  -----------
Cost of revenues:
Products                                      16.5            5.4         4.2
Consulting and services                       10.2            8.3         2.4
                                         ------------   -----------  -----------
Total cost of revenues                        26.7           13.6         6.6
                                         ------------   -----------  -----------
Gross profit                                  73.3           86.4        93.4

Operating expenses:
Research and development                      80.4           76.6        26.6
Sales and marketing                           98.1           85.2        35.2
General and administrative                    50.8           62.5        37.3
                                         ------------   -----------  -----------
Total operating expenses                     229.3          224.3        99.1
                                         ------------   -----------  -----------
Operating loss                              (156.0)        (137.9)       (5.7)

Other income (expense):
Interest expense                              (0.2)         (17.9)       (5.4)
Interest income                                5.0            0.5         0.1
Other income                                  26.2           (0.2)       (0.2)
                                         ------------   -----------  -----------
Total other income (expense)                  31.0          (17.7)       (5.5)
                                         ------------   -----------  -----------
Net loss                                    (125.0)        (155.6)      (11.2)
Dividends on preferred stock                  14.9           19.7        23.5
Deemed dividends on preferred stock           58.7              -           -
                                         ------------   -----------  -----------
Loss attributable to holders of
  Common Stock                              (198.6)%       (175.3)%     (34.8)%
                                         ============   ===========  ===========

COMPARISON OF FISCAL 2003 AND 2002

Revenues
--------

Total revenues increased to approximately $4,003,000 in 2003 from approximately $3,553,000 in 2002. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues increased to approximately $2,466,000 in 2003 from approximately $2,033,000 in 2002. The increase in product revenues from 2002 to 2003 was due principally to an increase in the number of licenses sold of the Company's SmartGate product.

Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance and training. Consulting and services revenues increased to approximately $1,537,000 in 2003 from approximately $1,520,000 in 2002.

Costs of Revenues
-----------------

Total costs of revenues as a percentage of total revenues were 6.6% and 13.6% in 2003 and 2002, respectively. The percentage decrease of 7.0% is comprised of lower costs of product revenue, which decreased to 4.3% in 2003 from 5.4% in 2002 and lower costs of consulting and services revenue, which decreased to 2.4% of total revenues in 2003 from 8.2% of total revenues in 2002.

Costs of product revenue consist principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products and shipping costs. Costs of product revenue decreased to approximately $170,000 in 2003 from approximately $190,000 in 2002, a decrease of $20,000. Costs of product revenue as a percentage of product revenues were 6.9% and 9.4% for 2003 and 2002, respectively. The dollar and percentage decreases in 2003 over 2002 were attributable primarily to a higher mix of SmartGate software licenses (increased $668,000 or 11.2% of total revenues), which have lower costs of revenues when compared to Smartwall and turnkey hardware systems..

Costs of consulting and services revenue consist principally of personnel and related costs incurred in providing consulting, support and training services to customers. Costs of consulting and services revenue decreased by $198,000 to approximately $95,000 in 2003 from $293,000 in 2002, due primarily to product enhancements enabling a reduction in staff hours needed to provide help desk and onsite customer support and a lower proportion of support required for third-party firewall maintenance contracts. Costs of consulting and services revenue as a percentage of consulting and services revenues were 6.1% and 19.3% for 2003 and 2002, respectively.

Operating Expenses
------------------

Research and Development -- Research and development expenses consist principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased to approximately $1,065,000 in 2003 from approximately $2,720,000 in 2002. Research and development expenses as a percentage of total revenues were 26.6% and 76.6% in 2003 and 2002, respectively. The dollar and percentage decreases in 2003 over 2002 of approximately $1,655,000 and 60.8%, respectively, were primarily due to decreases in the costs of personnel of approximately $1,340,000 resulting from a reduced work week and reduction in staff of 6 employees, in consulting services of approximately $136,000, in lower rent expense of $79,000 and in depreciation expense of $124,000, partially offset by an decrease in allocation to cost of sales of $79,000. The Company believes that a continuing commitment to research and development is required to remain competitive. Accordingly, if cash resources allow, the Company intends to allocate substantial resources to research and development, but research and development expenses may vary as a percentage of total revenues.

Sales and Marketing -- Sales and marketing expenses consist principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased to approximately $1,407,000 in 2003 from approximately $3,029,000 in 2002. Sales and marketing expenses as a percentage of total revenues were 35.2% and 85.2% in 2003 and 2002, respectively. The dollar decrease of $1,622,000 and percentage decrease of 53.5% in 2003 from 2002 were principally due to lower costs of personnel (decreased $889,000 or 22.2% of total revenues), lower levels of advertising and promotion expenses (decreased $141,000 or 3.5% of total revenues), lower costs of travel (decreased $85,000 or 2.1% of total revenues), lower costs of consulting (decreased $189,000 or 40.7% of total revenues), lower depreciation expense (decreased $84,000 or 2.1% of total revenues), lower rent expense (decreased $60,000 or 1.5% of total revenues) and lower bad debt expense (decreased $105,000 or 2.6%) in 2003 over 2002.

General and Administrative -- General and administrative expenses consist principally of the costs of finance, management and administrative personnel and facilities expenses. General and administrative expenses decreased to approximately $1,494,000 in 2003 from approximately $2,220,000 in 2002. General and administrative expenses as a percentage of total revenues were 37.3% and 62.5% in 2003 and 2002, respectively. The decrease in expense in 2003 resulted from lower costs of personnel (decreased $427,000 or 10.7% of total revenues), lower costs of directors and officers insurance (decreased $155,000 or 3.9% of total revenues), lower bad debt expense (decreased $50,000 or 1.2% of total revenues) and lower rent expense (decreased $47,000 or 1.0% of total revenues), partially offset by higher costs of consulting (increased $42,000 or 1.0% of total revenues) in 2003 compared with 2002.

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $5,000 in 2003 compared to $17,000 in 2002. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements of securities. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense decreased to $218,000 in 2003 from approximately $745,000 in 2002, of which approximately $36,000 was for recognition of a beneficial conversion feature on the Company's 8% Secured Convertible Notes, discussed below, $62,000 for accrued interest on the 8% Secured Convertible Notes, $69,000 for amortization of deferred financing costs and $51,000 for amortization of the fair market value of warrants associated with the 8% Secured Convertible Notes.

Income Taxes -- The Company did not recognize income tax benefit in fiscal years ending December 31, 2003 and 2002 from the net loss incurred during those periods as the realization of such benefit is not likely. As of December 31, 2003, the Company had net operating loss carry forwards of approximately $59,100,000 as a result of net losses incurred since inception. These net losses result in a future tax benefit of $22,951,000 (which is not reflected in the financial statements), which can be used to offset any future taxable income.

Dividends on Series C and D Preferred Stock -- The Company accrued approximately $942,000 for dividends on the Series C and Series D Preferred Stock during 2003 and approximately $700,000 for dividends on the Series C and Series D Preferred Stock during 2002.

Recorded Debt Discount Relating to 8% Secured Convertible Notes -- In 2002, upon the issuance of 8% Secured Convertible Notes ("8% Notes"), the Company recorded a debt discount of approximately $185,000 in accordance with the accounting requirements for a beneficial conversion feature on the 8% Notes. The Company will record interest expense upon conversion of the 8% Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the 8% Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. During 2003, holders converted $110,000 in principal of the 8% Notes into shares of Common Stock. As of December 31, 2003, $695,000, or 59% of the principal of the 8% Notes, had been converted into shares of Common Stock. Upon such conversion, the Company recorded $161,000 in interest expense.

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

Other Income (Expense) -- Other income (expense) represents interest income and expense and other income. Interest income represents interest earned on cash, cash equivalents and marketable securities. Interest income was approximately $17,000 in 2002 compared to $250,000 in 2001. Interest income was derived primarily from interest earned on the proceeds from the Company's private placements of securities. Interest expense represents interest payable or accreted on promissory notes and capitalized lease obligations. Interest expense increased from approximately $12,000 in 2001 to approximately $745,000 in 2002, of which approximately $102,000 was for recognition of a beneficial conversion feature on the Company's 8% Secured Convertible Notes, discussed below, $354,000 for amortization of deferred financing costs and $261,000 for amortization of the fair market value of warrants associated with the 8% Secured Convertible Notes. Other income in 2001 of approximately $1,307,000 represents the gain on the sale of the Company's 6.8% holding in the stock of NFR Security, Inc. (formerly Network Flight Recorder).

Income Taxes -- The Company did not recognize income tax benefits in fiscal years ending December 31, 2002 and 2001 from the net loss incurred during those periods as the realization of such benefit is not likely. As of December 31, 2002, the Company had net operating loss carry forwards of approximately $58,600,000 as a result of net losses incurred since inception. These net losses result in a future tax benefit of $22,913,000 (which is not reflected in the financial statements), which can be used to offset any future taxable income.

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

Recorded Debt Discount Relating to 8% Secured Convertible Notes -- In 2002, upon the issuance of 8% Notes, the Company recorded a debt discount of approximately $185,000 in accordance with the accounting requirements for a beneficial conversion feature on the 8% Notes. During 2002, the Company amortized approximately $173,000 of the discount to interest expense. Additionally, the Company will record interest expense upon conversion of the 8% Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the 8% Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. As of December 31, 2002, holders had converted $585,000, or 49% of the principal of the 8% Notes, into shares of Common Stock. Upon such conversion, the Company recorded $102,000 in interest expense.

LIQUIDITY AND SOURCES OF CAPITAL

The Company's operating activities used cash of approximately $29,000, $3,167,000 and $7,771,000 in 2003, 2002 and 2001, respectively. In 2003, cash used in operating activities was principally a result of net losses. The decrease in cash used in operating activities in 2003 includes a decrease of $1,655,000 in engineering expenses, a reduction of approximately $2,347,000 in sales, marketing and general and administrative expenses, an increase in accounts receivable of $583,000, a decrease in deferred revenue of $91,000 and an increase in accounts payable of $85,000. In 2002, cash used in operating activities was principally a result of net losses. The decrease in cash used in operating activities in 2002 includes a decrease of $1,290,000 in engineering expenses, a reduction of approximately $2,180,000 in sales, marketing and general and administrative expenses, a decrease in accounts receivable of $622,000, a decrease in deferred revenue of $168,000 and an increase in accounts payable of $243,000.

Net capital expenditures for property and equipment were approximately ($3,000), $69,000 and $370,000 in 2003, 2002 and 2001 respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements. The capital expenditures decreases of approximately $76,000 and $301,000 in 2003 and 2002, respectively, were due primarily to conservation of funds. The Company made no capital expenditures in 2003. The Company's largest capital expenditures in 2002 were a telephone system at a cost of approximately $52,000 and replacement of a capital lease having an estimated annual cost of $77,000.

As of December 31, 2003, the Company's principal commitments consisted of obligations outstanding under two operating leases for copier equipment and the facility lease for its office space. In February 2003, the Company terminated its lease for office space at 20250 Century Boulevard, Suite 300, Germantown, Maryland. The termination included a full release of all occupancy obligations of the Company for these premises from the date of the lease termination. Beginning March 1, 2003, the Company began paying $325,000 due for unpaid rents during the term of occupancy, recorded as deferred rent, in equal monthly installments over two years. The Company entered into a new lease agreement effective March 1, 2003 for 9,635 square feet of office space at 20300 Century Boulevard, Suite 200, Germantown, Maryland under a lease agreement that terminates on February 28, 2008. V-ONE's current aggregate annual rent obligation is approximately $231,000 for 2004, $235,000 for 2005, $230,000 for 2006, $237,000 for 2007 and $40,000 for 2008.

In closings on July 23 and 26 and August 2, 2002, V-ONE issued 8% Secured Convertible Notes with detachable warrants for an aggregate principal amount of $1,188,000. The 8% Notes matured 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The rate of interest payable during such extension of the 8% Notes is 10% per annum. The holders may convert their 8% Notes at any time into the Company's Common Stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of Common Stock for the five trading day period immediately preceding the Company's receipt of the holders' notification of conversion. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the 8% Note holders. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share and to extend the 8% Notes for an additional 180 days. The Company paid the interest accrued under the initial term of the 8% Notes. In July 2003, the Company requested and received an extension of the 8% Notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period.

All of the proceeds received from the 8% Note offering were used during fiscal 2002 for general working capital purposes, including funding of operations and cash flow requirements. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover future costs of operations and meet future cash flow requirements. Accordingly, V-ONE may not have the funds needed to sustain operations during 2004, and its audited financial statements are presented subject to a "going concern" opinion. V-ONE is seeking to expand its current banking relationships to explore other alternatives to preserve its operations and maximize stockholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of V-ONE.

In July 2002, the Company took steps to reduce expenses by implementing a reduced work week designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003 and implemented a four day work week further reducing expenses. The Company returned its staff to a full work week effective February 1, 2004 to meet engineering enhancements required for existing customers and to introduce its products to a broader customer base. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts and continued minimization of general and administrative expenditures. V-ONE may not be successful in further reducing operating levels without jeopardizing the ability to serve existing customers or grow its business base.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company had no off-balance sheet arrangements during 2003.

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of December 31, 2003 and the periods in which payments are due:

                                                      Payments Due By Period
                                 ------------------------------------------------------------------
                                     2004           2005        2007       Thereafter      Total
                                                  and 2006    and 2008
                                 ------------------------------------------------------------------
Long-term debt obligations          $151,248       $45,287           0             0      $196,535
Convertible Debt                     493,000             0           0             0       493,000
                                 ------------  ------------  ----------   -----------   -----------
Operating leases                     231,072       465,069     296,275             0       992,416
                                 ------------  ------------  ----------   -----------   -----------
                                    $875,320      $510,356    $296,275             0    $1,681,951
                                 ============  ============  ==========   ===========   ===========

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is not exposed to a variety of market risks such as fluctuations in currency exchange rates or interest rates. All of the Company's products are invoiced in U.S. dollars. The Company does not hold any derivatives or marketable securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                V-ONE CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                                    --------


   Report of Aronson & Company, Independent Registered Public
     Accounting Firm                                                     28

   Report of Ernst & Young, LLP, Independent Auditors                    29

   Balance Sheets                                                        30

   Statements of Operations                                              31

   Statements of Stockholders' Equity (Deficiency)                       32

   Statements of Cash Flows                                              33

   Notes to Financial Statements                                         34

   Schedule of Valuation and Qualifying Accounts for the years ended     55
     December 31, 2003, 2002, and 2001

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
V-ONE Corporation
Germantown, Maryland

We have audited the accompanying Balance Sheets of V-ONE Corporation as of December 31, 2003 and 2002 and the related Statements of Operations, Stockholders' Deficiency and Cash Flows for the years then ended. Our audits also included the Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003 and 2002. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of V-ONE CORPORATION as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedules for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                            /s/ Aronson & Company


Rockville, Maryland

February 20, 2004, except for Notes 2 and 13,
As to which the date is March 19, 2004

Report of Independent Auditors


Board of Directors and Stockholders
V-ONE Corporation

We have audited the accompanying statements of operations, stockholders' equity (deficiency), and cash flows for the year ended December 31, 2001. Our audit also included the financial statement schedule for the year ended December 31, 2001 in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of V-ONE Corporation and its cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedule for the year ended December 31, 2001 when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

                                                /s/ Ernst & Young LLP



McLean, Virginia
January 29, 2002

                             V-ONE CORPORATION
                               BALANCE SHEETS

                                                                            December 31,
                                                                ----------------------------------
                                   ASSETS                             2003               2002
Current assets:
  Cash and cash equivalents                                         $ 27,755           $ 93,985
   Certificate of deposit - restricted                                26,500             35,000
  Accounts receivable, less allowances of
    $15,500 and $97,135 respectively                                 606,426            237,695
  Inventory, less allowances of $8,901 and
    $44,738 respectively                                               3,636              5,478
  Deferred financing costs, net                                            -             68,974
  Prepaid expenses and other assets                                   61,875            121,460
                                                              ---------------    ---------------
    Total current assets                                             726,192            562,592

Property and equipment, net                                           64,138            319,294
Deposits                                                              95,141             90,196
                                                              ---------------    ---------------
    Total assets                                                   $ 885,471          $ 972,082
                                                              ===============    ===============

                LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                          $ 1,320,361        $ 1,235,574
  Deferred revenue                                                   692,914            784,185
  Convertible notes payable, net                                     493,000            591,242
  Notes payable,other                                                151,248             20,000
                                                              ---------------    ---------------
    Total current liabilities                                      2,657,523          2,631,001
    Notes payable, other - noncurrent                                 45,287                  -
Deferred rent                                                         40,535             32,831
                                                              ---------------    ---------------
    Total liabilities                                              2,743,345          2,663,832

Commitments and contingencies

Stockholders' deficiency:
Preferred stock, $.001 par value,13,333,333 shares
   authorized
  Series C redeemable preferred stock, 500,000
   designated, 42,904 shares issued and
   outstanding (liquidation preference of $1,126,000)                     43                 43
  Series D redeemable preferred stock, 3,675,000
   designated, 3,021,000  shares issued and outstanding,
   (liquidation preference of $5,770,110)                              3,021              3,021
Common stock, $0.001 par value, 75,000,000 and 50,000,000
   shares authorized, respectively;
  27,900,568 and 26,649,301 shares issued and outstanding,
   respectively                                                       27,901             26,649
Accrued dividends payable                                          2,517,765          1,575,709
Additional paid-in capital                                        62,107,340         61,825,066
Accumulated deficit                                              (66,513,944)       (65,122,238)
                                                               ---------------    ---------------
    Total stockholders' deficiency                                (1,857,874)        (1,691,750)
                                                               ---------------    ---------------
    Total liabilities and stockholders' deficiency                 $ 885,471          $ 972,082
                                                               ===============    ===============

          The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                        Year ended December 31,
                                       -----------------------------------------------------------
                                                  2003                2002               2001
                                                  ----                ----               ----
Revenues:
      Products                                 $ 2,466,178         $ 2,033,413        $ 3,669,817
      Consulting and services                    1,536,748           1,519,613          1,320,345
                                       -----------------------------------------------------------
               Total revenues                    4,002,926           3,553,026          4,990,162
                                       -----------------------------------------------------------

Cost of revenues:
      Products                                     170,463             190,262            824,305
      Consulting and services                       94,545             293,363            509,570
                                       -----------------------------------------------------------
Total cost of revenues                             265,008             483,625          1,333,875
                                       -----------------------------------------------------------

Gross profit                                     3,737,918           3,069,401          3,656,287

Operating expenses:
      Research and development                   1,065,020           2,720,321          4,009,889
      Sales and marketing                        1,407,160           3,028,590          4,891,170
      General and administrative                 1,493,822           2,220,138          2,537,103
                                       -----------------------------------------------------------
Total operating expenses                         3,966,002           7,969,049         11,438,162
                                       -----------------------------------------------------------

Operating loss                                    (228,084)         (4,899,648)        (7,781,875)

Other (expense) income:
Interest expense                                  (217,669)           (744,818)           (11,560)
Interest income                                      5,256              16,833            249,575
Other (expense) income                              (9,153)             (7,558)         1,306,582
                                       -----------------------------------------------------------
               Total                              (221,566)           (735,543)         1,544,597
                                       -----------------------------------------------------------

Net loss                                          (449,650)         (5,635,191)        (6,237,278)

Dividends on preferred stock                       942,056             699,901            741,245
Deemed dividend on preferred stock                       -                   -          2,932,023
                                       -----------------------------------------------------------

Loss attributable to holders
      of common stock                         $ (1,391,706)       $ (6,335,092)      $ (9,910,546)
                                       ===========================================================

Basic and diluted loss per share
      Net loss attributable to holders
      of common stock                              $ (0.05)            $ (0.25)           $ (0.44)
                                       ===========================================================
Weighted average number of
      common shares outstanding                 27,142,148          25,230,360         22,576,188
                                       ===========================================================

           The accompanying notes are an integral part of these financial statements.

                                                      V-ONE CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                        Series B, C & D              Accrued     Additional
                                         Common Stock                   Preferred Stock              Dividend      Paid-in
                                           Shares          Amount       Shares       Amount          Payable       Capital

                                        -------------------------------------------------------------------------------------
Balance, December 31, 2000                  22,109,185    $ 22,109     1,342,268     $ 1,343      $ 180,911    $ 51,393,818
Employee stock purchase plan
  net of issuance costs                         29,399          29             -           -              -          11,980
Exercise of common stock options,
  net of issuance costs                         31,230          31             -           -              -          50,774
Conversion of Series B preferred
  stock to common stock                      1,287,554       1,288    (1,287,554)     (1,288)             -               -
Conversion of Series C preferred
  stock to common stock                        137,536         138       (11,810)        (12)       (46,348)        (38,482)
Issuance of Series D preferred stock,
  net of issuance costs                              -           -     3,675,000       3,675              -       6,266,047
Deemed Dividend on Series D                          -           -             -           -              -       2,932,023
Dividend on preferred stock                          -           -             -           -        741,245               -
Issuance of common stock options
  to consultants                                     -           -             -           -              -         150,232
Net loss                                             -           -             -           -              -               -
                                        -------------------------------------------------------------------------------------
Balance, December 31, 2001                  23,594,904    $ 23,595     3,717,904     $ 3,718      $ 875,808    $ 60,766,392
                                        -------------------------------------------------------------------------------------
Employee stock purchase plan
  net of issuance costs                         60,397          60             -           -              -          19,089
Conversion of Note payable
  to common stock                            2,340,000       2,340             -           -              -         582,660
Conversion of Series D preferred
  stock to common stock                        654,000         654      (654,000)       (654)             -               -
Dividend on preferred stock                          -           -             -           -        699,901               -
Issuance of common stock options
  to consultants                                     -           -             -           -              -          82,545
Beneficial Conversion Note payable                   -           -             -           -              -         101,600
Issuance of Warrants                                 -           -             -           -              -         272,780
Net loss                                             -           -             -           -              -               -
                                        -------------------------------------------------------------------------------------
Balance, December 31, 2002                  26,649,301    $ 26,649     3,063,904     $ 3,064    $ 1,575,709    $ 61,825,066
                                        -------------------------------------------------------------------------------------
Employee stock purchase plan
  net of issuance costs                         54,522          55             -           -              -           6,472
Exercise of warrants                           299,506         300             -           -              -          28,950
Conversion of Note payable
  into common stock                            440,000         440             -           -              -         109,560
Conversion of accrued interest on
  Note payable into common stock                 3,525           4             -           -              -           1,353
Dividend on preferred stock                          -           -             -           -        942,056               -
Issuance of common stock options
  to consultants                                     -           -             -           -              -           4,902
Issuance of common stock
  to consultants                               453,714         453             -           -              -          79,547
Beneficial Conversion Note payable                   -           -             -           -              -          27,600
Repricing of Warrants                                -           -             -           -              -          23,890
Net loss                                             -           -             -           -              -               -
                                        -------------------------------------------------------------------------------------
Balance, December 31, 2003                  27,900,568    $ 27,901     3,063,904     $ 3,064    $ 2,517,765    $ 62,107,340
                                        -------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these financial statements.

                                             V-ONE CORPORATION
                               STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                             Accumulated
                                                Deficit          Total

                                        ---------------------------------
Balance, December 31, 2000                 $ (48,876,600)      2,721,581
Employee stock purchase plan
  net of issuance costs                                -          12,009
Exercise of common stock options,
  net of issuance costs                                -          50,805
Conversion of Series B preferred
  stock to common stock                                -               -
Conversion of Series C preferred
  stock to common stock                                -         (84,704)
Issuance of Series D preferred stock,
  net of issuance costs                                -       6,269,722
Deemed Dividend on Series D                   (2,932,023)              -
Dividend on preferred stock                     (741,245)              -
Issuance of common stock options
  to consultants                                       -         150,232
Net loss                                      (6,237,278)     (6,237,278)
                                        ---------------------------------
Balance, December 31, 2001                 $ (58,787,146)    $ 2,882,367
                                        ---------------------------------
Employee stock purchase plan
  net of issuance costs                                -          19,149
Conversion of Note payable
  to common stock                                      -         585,000
Conversion of Series D preferred
  stock to common stock                                -               -
Dividend on preferred stock                     (699,901)              -
Issuance of common stock options
  to consultants                                       -          82,545
Beneficial Conversion Note payable                     -         101,600
Issuance of Warrants                                   -         272,780
Net loss                                      (5,635,191)     (5,635,191)
                                        ---------------------------------
Balance, December 31, 2002                 $ (65,122,238)   $ (1,691,750)
                                        ---------------------------------
Employee stock purchase plan
  net of issuance costs                                -           6,527
Exercise of warrants                                   -          29,250
Conversion of Note payable
  into common stock                                    -         110,000
Conversion of accrued interest on
  Note payable into common stock                       -           1,357
Dividend on preferred stock                     (942,056)              -
Issuance of common stock options
  to consultants                                       -           4,902
Issuance of common stock
  to consultants                                       -          80,000
Beneficial Conversion Note payable                     -          27,600
Repricing of Warrants                                  -          23,890
Net loss                                        (449,650)       (449,650)
                                        ---------------------------------
Balance, December 31, 2003                 $ (66,513,944)   $ (1,857,874)
                                        ---------------------------------

   The accompanying notes are an integral part of these financial statements.

                                        V-ONE CORPORATION
                                    STATEMENTS OF CASH FLOWS

                                                                          Year ended December 31,
                                                       ----------------------------------------------------
                                                              2003              2002             2001
                                                              ----              ----             ----
Cash flows from operating activities:
Net loss                                                   $ (449,650)     $ (5,635,191)    $ (6,237,278)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                204,846           431,225          514,354
  Amortization                                                 43,725            66,566           36,811
  Loss on disposal of property and equipment                    9,908                 -                -
  Gain on sale of investment                                        -                 -       (1,375,000)
  Amortization of debt discount                                11,758           173,222                -
  Interest expense - beneficial conversion feature             27,600           101,600                -
  Interest expense on repricing of warrants                    23,890                 -                -
  Amortization of deferred financing costs                     68,974           334,015                -
  Note payable related to financing costs                          -            20,000                -
  Noncash charge related to issuance of warrants,
      options and stock as compensation                        84,902           170,345          150,232
  Conversion of accrued interest on notes payable               1,357                 -                -
Changes in operating assets and liabilities:
  Accounts receivable, net                                   (368,731)          621,963          (82,813)
  Inventory, net                                                1,842            51,876          114,823
  Prepaid expenses, deposits and other assets                  54,640           246,453          (85,309)
  Accounts payable and accrued expenses                       335,270           242,826         (606,620)
  Accrued interest on note payable related to
      financing costs                                           4,068                 -                -
  Deferred revenue                                            (91,271)         (167,859)        (161,158)
  Deferred rent                                                 7,704           (47,959)         (39,360)
                                                     ----------------------------------------------------
    Net cash used in operating activities                     (29,168)       (3,390,918)      (7,771,318)

Cash flows from investing activities:
  Net purchase of property and equipment                       (3,323)          (68,572)        (370,280)
  Purchase of cerfiticate of deposit                            8,500           (35,000)               -
  Collection of note receivable                                     -                 -                -
  Proceeds from sale of investment                                  -                 -        1,625,000
                                                     ----------------------------------------------------
    Net cash provided (used) in investing activities            5,177          (103,572)       1,254,720

Cash flows from financing activities:
  Issuance of common stock under employee stock plans           6,527            19,149           23,949
  Issuance of preferred stock, net of
    subscriptions receivable                                        -                 -        7,019,250
  Proceeds of notes payable                                         -         1,188,000                -
  Payment of preferred stock dividends                              -                 -             (259)
  Payment of notes payable and stock issuance costs                 -          (179,560)        (761,468)
  Redemption of preferred stock                                     -                 -          (84,445)
  Exercise of stock options and warrants                       29,250                 -           50,805
  Principal payments on notes payable-other                   (78,016)                -                -
  Principal payments on capital lease obligations                   -           (47,804)         (71,942)
                                                     ----------------------------------------------------
    Net cash (used) provided by financing activities          (42,239)          979,785        6,175,890
                                                     ----------------------------------------------------

  Net decrease in cash and cash equivalents                   (66,230)       (2,514,705)        (340,708)

  Cash and cash equivalents, beginning of year                 93,985         2,608,690        2,949,398
                                                     ----------------------------------------------------

  Cash and cash equivalents, end of year                     $ 27,755          $ 93,985      $ 2,608,690
                                                     ====================================================

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


2.    MANAGEMENT'S PLANS

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31,
      2003, 2002 and 2001, respectively. As of December 31, 2003, the Company has a deficiency in stockholders' equity of approximately $1,858,000 and a working capital deficiency of approximately $1,931,000.

      The Company's cash used in operating activities was approximately $29,000 in fiscal 2003, an average "burn rate" of approximately $2,400 a month. Notwithstanding acceptance of V-ONE's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of V-ONE's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for V-ONE to cover its cost of operations and meet its cash flow requirements.

      In July 2002, the Company took steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003 and implemented a four-day work week further reducing expenses. The Company returned its staff to a full work week effective February 1, 2004 to meet engineering enhancements required for existing customers and to introduce its products to a broader customer base. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts and continued minimization of general and administrative expenditures. V-ONE may not be successful in further reducing operating levels without jeopardizing the ability to serve existing customers or grow its business base. In February 2004, the Company completed a private placement of 7% Subordinated Convertible Notes with detachable warrants for an aggregate of $1,200,000, which resulted in net proceeds to the Company of $1,065,690. The Company believes that to maintain operations for any extended period of time it must generate revenue from existing and new customers, raise additional capital or undergo a significant strategic transformative event. The Company's ability to reach sustainable profitability is dependent on its ability to generate sufficient cash flow to meet its obligations and needs on a timely basis or to obtain additional funding.

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

      In 2000, the Company entered into a contract that contained multiple elements, including specified upgrades. Because the Company had not established vendor specific objective evidence for the specified upgrades, all revenues under the contract were deferred until the upgrades were delivered. At December 31, 2000, the Company had $500,000 in deferred revenue related to this contract. On October 26, 2001, the Company executed a new agreement that removed the specified upgrades. This completed the Company's obligations for delivery of all specific product requirements under the initial contract and allowed the Company to recognize approximately $1.2 million of revenue in the fourth quarter of 2001. During 2002, the Company recognized revenue of approximately $136,000 related to this agreement. During 2003, the Company recognized additional revenue of approximately $49,000 related to this agreement.

      The Company's revenue recognition policies for the years ended December 31, 2003, 2002 and 2001 are in conformity with the Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2), promulgated by the American Institute of Certified Public Accountants.

      Research and Development and Software Development Costs
      -------------------------------------------------------

      Software development costs are included in research and development and are expensed as incurred. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed" requires the capitalization of certain software development costs once technological feasibility is established, which the Company generally defines as completion of a working model. Capitalization ceases when the products are available for general release to customers, at which time amortization of the capitalized costs begins on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility and the general availability of such software has been short, and software development costs qualifying for capitalization have been insignificant. All other research and development costs have been expensed as incurred.

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

      Property and Equipment
      ----------------------

      Property and equipment are stated at historical cost and are depreciated using the straight-line method over the shorter of the assets' estimated useful life or the lease term, ranging from three to seven years. Depreciation and amortization expense related to property and equipment was $248,571, $497,791 and $551,165 for the years ended December 31, 2003,
      2002 and 2001, respectively.

      Advertising Costs
      -----------------

      The Company expenses all advertising costs as incurred. The Company incurred approximately $4,000, $30,000, and $149,000 in advertising costs for the years ended December 31, 2003, 2002 and 2001, respectively.

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

                                                       Year ended December 31,
                                               2003           2002            2001
      Loss attributable to holders of
      Common Stock:
              As reported                  ($1,391,706)   ($6,335,092)    ($9,910,546)

      Stock-based employee compensation
      net of related tax effects
      included in the determination of      $        0     $        0      $        0
      net income as reported:
       Stock-based employee compensation
      net of related tax effects that
      would have been included in the
      determination of net income if the
      fair value method had been applied
      to all awards:                        $  245,405     $  177,121      $1,901,457
                                           -------------  -------------   --------------

      Loss attributable to holders of
      Common Stock:
              Pro forma                    ($1,637,111)   ($6,512,213)    ($11,812,003)
      Basic and diluted loss per share
      attributable to holders of Common
      Stock:
             As reported                        ($0.05)        ($0.25)          ($0.44)
             Pro forma                          ($0.06)        ($0.26)          ($0.52)

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

      In 2003, two suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $49,000 from Electronics Systems of Richmond and computer hardware for the Company's SmartGuard product worth approximately $52,000, representing 29% and 30% of total purchases respectively. In 2002, two suppliers exceeded 10% of purchases. The Company purchased SUN equipment from Arrow MOCA, Incorporated and computer hardware for the Company's SmartGuard product worth approximately $75,000 and $17,000, or 66% and 15% of total purchases, respectively. In 2001, three suppliers exceeded 10% of purchases. The Company purchased SUN equipment worth approximately $162,000 from Ingram Micro and approximately $180,000 from Arrow MOCA, Incorporated. The two resellers of SUN equipment represented 33% and 37% of total purchases. In addition, the Company purchased approximately $88,000 of computer hardware from SteelCloud Corporation for the Company's SmartGuard product, which constituted approximately 18% of total purchases.

      During the years ended December 31, 2003, 2002, and 2001, approximately $637,000, $542,000, and $550,000, of sales, respectively, related to sales to international customers. During the years ended December 31, 2003, 2002 and 2001, sales related to government agencies were approximately $2,670,000, $2,136,000, and $2,142,000, respectively.

      Fair Value of Financial Instruments
      -----------------------------------

      At December 31, 2003 and 2002, the carrying value of current financial instruments such as cash, accounts receivable, inventory, accounts payable, convertible notes payable and accrued liabilities approximated their market values, based on the short-term maturities of these instruments. Fair value is determined based on expected cash flows, discounted at market rates, and other appropriate valuation methodologies.

4.    SELECTED BALANCE SHEET INFORMATION

      Property and equipment consisted of the following at December 31:

                                              2003            2002
                                           ------------    ------------
      Office and computer equipment      $   1,040,641   $   1,329,617
      Capitalized software                     139,076         139,076
      Leasehold improvements                         -         186,467
      Furniture and fixtures                   177,715         308,008
                                           ------------    ------------
                                             1,357,432       1,963,168
      Less:  accumulated depreciation       (1,293,294)     (1,643,874)
                                           ------------    ------------
                                         $      64,138   $     319,294
                                           ============    ============

      Deferred financing costs consisted of the following at December 31:

                                               2003            2002
                                            -----------     -----------
      Deferred financing costs           $   1,113,044   $   1,113,044
      Accumulated amortization              (1,113,044)     (1,044,070)
                                            -----------     -----------
                                         $           -   $      68,974
                                            ===========     ===========

      Accounts payable and accrued expenses consisted of the following at December 31:

                                                2003            2002
                                             ------------    ------------
        Accounts payable                   $     945,933   $   1,025,810
        Accrued compensation                     245,655         140,941
        Other accrued expenses                   128,773          68,823
                                             ------------    ------------
                                           $   1,320,361   $   1,235,574
                                             ============    ============

5.     INCOME TAXES

      The tax effect of temporary differences that give rise to significant portions of the deferred income taxes are as follows at December 31:

                                            2003             2002           2001
                                       ---------------   -------------  -------------
      Inventory                            $     3,438      $   11,429     $   11,574
      Accounts receivable                        5,986          37,514         28,173
      Property and equipment                    82,769         106,440        (25,910)
      Financing costs                                -          41,632              -
      Deferred rent                             15,655          31,201         31,598
      Non-deductible accruals                   30,227          69,159         83,235
      Net operating loss carry forward      22,813,052      22,615,715     19,019,278
                                       ---------------   -------------  -------------
      Total deferred tax asset              22,951,127      22,913,090     19,147,948
      Valuation allowance                  (22,951,127)    (22,913,090)   (19,147,948)
                                       ---------------   -------------  -------------
      Net deferred tax asset                $        -        $      -       $      -
                                       ===============   =============  =============

      The net changes in the valuation allowance from 2002 to 2003 and from 2001 to 2002 are due principally to the increases in net operating losses. Valuation allowances have been recognized due to the uncertainty of realizing the benefit of net operating loss carryforwards. At December 31, 2003, 2002 and 2001, the Company had net operating loss carryforwards of approximately $59,100,000, $58,600,000 and $48,600,000, respectively, for federal and state income tax purposes available to offset future taxable income. If not previously utilized, the net operating loss carryforwards will expire on various dates starting in 2013 through 2023.

      A reconciliation between income taxes computed using the statutory federal income tax rate and the effective rate for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                            2003         2002          2001
                                          ---------    ----------   ------------

      Federal income tax (benefit) at
      statutory rate                        (34.0%)       (34.0%)       (34.0%)
      State income taxes, net                (4.6%)        (4.6%)        (4.6%)
      Equity valuation difference            23.6%           -             -
      Other permanent items                   6.5%         (0.1%)        (0.2%)
      Net change in valuation allowance       8.5%         38.5%         38.4%
                                          ---------    ----------   ------------
      Provision for Income Taxes              0.0%          0.0%          0.0%
                                          =========    ==========   ============

6.    COMPANY DEBT AND SHAREHOLDERS' EQUITY

      8% Secured Convertible Notes
      ----------------------------

      In closings on July 23 and 26 and August 2, 2002, V-ONE issued 8% Secured Convertible Notes with detachable warrants for an aggregate principal amount of $1,188,000. The 8% Notes matured 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. The rate of interest payable during such extension of the 8% Notes was 10% per annum.

      The holders could convert the principal amount of their 8% Notes plus accrued interest at any time prior to maturity into (i) Common Stock at a conversion price equal to the greater of $0.25 per share or 60% of the average closing sales price of the Common Stock for the five trading day period immediately preceding the Company's receipt of the holders' notification of conversion or (ii) new V-ONE securities issued in any round of financing, the gross proceeds of which are greater than $3,000,000 at a conversion price based upon the price at which the new securities are convertible into Common Stock.

      Notwithstanding the previous paragraph, if, prior to maturity, V-ONE received gross proceeds of $3,000,000 or more from the sale of new securities, then the holders were required to convert the principal amount of their 8% Notes plus accrued interest into (i) shares of Common Stock at the Common Stock conversion price or (ii) shares of new securities at the new securities conversion price. The holders, however, would have no mandatory conversion obligation if V-ONE received gross proceeds of $6,000,000 or more from the sale of new securities.

      An event of default would occur if V-ONE defaulted in the payment of the 8% Notes and the default continued for five days, or upon the occurrence of other typical default events, including, but not limited to, an assignment for the benefit of creditors, an adjudication of bankruptcy, an application for the appointment of a trustee or receiver or the dissolution of V-ONE. If an event of default occurred, the 8% Notes would bear interest at the fixed rate of 15% from the date of acceleration resulting from the default. The 8% Notes are secured by all of V-ONE's assets, except for proprietary technology, intellectual property and source code information.

      For so long as any of the 8% Notes remain outstanding, V-ONE shall not, without the consent of the placement agent for the 8% Note offering or of a majority of the principal amount of the 8% Notes outstanding, declare or pay any cash dividend or purchase, retire or otherwise acquire for value any of its capital stock.

      In connection with the 8% Notes offering, V-ONE issued detachable warrants to purchase 1,188,000 shares of Common Stock. The exercise price of the warrants is $0.50 per share and they are exercisable for a period beginning six months after issuance and ending five years after issuance. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. During the year ended December 31, 2003, 8% Note holders exercised warrants to purchase 170,000 shares of Common Stock. In connection with repricing of the warrants during the year ended December 31, 2003, the Company recorded interest expense of $23,890.

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

      In connection with the 8% Notes offering, the Company recorded a debt discount of $184,980 and recognized additional interest expense in accordance with the accounting requirements for a beneficial conversion feature on the convertible instruments. The proceeds received from the convertible 8% Notes offering were first allocated between the convertible instrument and the detachable warrants issued on the fair value basis. The Company used the Black-Scholes model to determine the fair value of the warrants that was recorded as a debt discount using the following assumptions: volatility of 100%, risk free interest rate of 4.7% and expected term of 5 years. The debt discount resulting from this transaction is amortized over the initial term of the underlying convertible instruments or through the date of the conversion, whichever occurs sooner. During the year ended December 31, 2002, the Company recorded amortization expense of the debt discount of $173,222. During the year ended December 31, 2003, the Company recorded additional amortization expense of the debt discount of $11,758.

      A calculation was then performed to determine the difference between the effective conversion price and the fair value of the Common Stock at the commitment date. The Company will record interest expense upon conversion of the 8% Notes as a result of the embedded conversion feature. The additional interest expense is not recorded until conversion because the 8% Notes contain a contingency that does not permit the number of shares to be received upon conversion to be calculated until conversion occurs. Upon conversion of $585,000 of 8% Notes into 2,340,000 shares of Common Stock during the year ended December 31, 2002, the Company recorded $101,600 of interest expense. During the year ended December 31, 2003, $110,000 of 8% Notes were converted into 440,000 shares of Common Stock and the Company recorded $27,600 of interest expense.

      In January 2003, the Company elected to extend the 8% Notes for an additional 180 days and paid the interest accrued under the initial term of the 8% Notes. In July 2003, the Company requested and received an extension of the 8% Notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period. In connection with a restructuring of the 8% Notes, the Company agreed in January 2004 to adjust the conversion price of certain 8% Notes constituting $150,000 in principal to $.18 per share in exchange for an extension of the term of such 8% Notes to July 15, 2004 at an interest rate of 10%. Also in connection with the January 2004 restructuring, the Company adjusted the conversion price of the remaining 8% Notes outstanding, which constituted $343,000 in principal, to $.15 per share and the holders of such 8% Notes converted them into 2,286,667 shares of Common Stock.

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

      The Series C Stock bears cumulative compounding dividends at an annual rate of 10% for the first five years, 12.5% for the sixth year and 15% in and after the seventh year. The dividends may be paid in cash, or at the option of the Company, in shares of registered Common Stock. The Series C Stock is not convertible and ranks senior to the Common Stock as to payment of dividends and priority on distribution of assets upon liquidation, dissolution or winding up of the Company. Holders of the Series C Stock are entitled to a liquidation preference of $26.25 per share. There are no sinking fund provisions applicable to the Series C Shares.

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

      Throughout 2000, certain holders of the Series C Stock chose to exercise their warrants through a cashless exercise provision. The cashless exercise provision allowed the holders to remit each share of Series C Stock in exchange for 10 shares of Common Stock. A total of 280,286 shares of Series C Stock were remitted for 2,802,860 shares of Common Stock. An additional 97,449 shares of Common Stock were issued as a result of dividends earned on the Series C Stock. For the year ended December 31, 2001, a total of 11,810 shares of Series C Stock were remitted for 118,100 shares of Common Stock, and an additional 19,436 shares of Common Stock were issued as a result of dividends earned on the Series C Stock. At December 31, 2003 and 2002, 42,904 shares of Series C Stock remained outstanding. The dividend payable on these shares at December 31, 2003 and 2002 was $574,155 and $373,044, respectively, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

      Series D Convertible Preferred Stock
      ------------------------------------

      On February 14, 2001, V-ONE issued 3,675,000 shares of Series D stock ("Series D Stock") with warrants to purchase 735,000 shares of Common Stock ("Series D Warrants"). The Series D Stock was sold in units, with each unit consisting of five shares of Series D Stock and a Series D Warrant to purchase one share of Common Stock. The Series D Warrants were exercisable at a price of $2.29 per share through February 14, 2004.

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

      V-ONE has the right to redeem the outstanding Series D Stock in whole at any time after February 14, 2004. The redemption price will be paid in cash in full and be the greater of $1.91 per share or the fair market value of each share of Series D Stock plus all unpaid dividends.

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

      In 2002, a holder of Series D Stock chose to convert its Series D Stock to Common Stock at the conversion ratio of one share of Series D Stock for one share of Common Stock. A total of 654,000 shares of Series D Stock were remitted for 654,000 shares of Common Stock. At December 31, 2003 and 2002, 3,021,000 shares of Series D Stock remained outstanding. The dividend payable on these shares at December 31, 2003 and 2002 equaled $1,943,610 and $1,202,665, respectively, payable in cash or equivalent shares of Common Stock at fair market value at the conversion date.

      V-ONE has granted registration rights to the purchasers of the Series C and Series D Stock and the 7% and 8% Notes whereby V-ONE is obligated, in certain instances, to register the shares of Common Stock issuable upon conversion of the Series D Stock and 7% and 8% Notes and exercise of the warrants attached to the Series C and Series D Stock and 7% and 8% Notes.

      Common Stock
      ------------

      In June 2003, the stockholders voted to amend the Company's certificate of incorporation, as amended and restated, to increase the number of authorized shares of Common Stock of the Company from 50,000,000 to 75,000,000 shares.

      During the year ended December 31, 2003, the Company issued 453,714 shares of Common Stock in exchange for governmental consulting services valued at $80,000.

      Warrants
      --------

      In addition to the warrants attached to the 7% and 8% Notes and the Series C and Series D Stock discussed above, the Company issued the following warrants to purchase Common Stock during the years ended December 31, 2001, 2002, and 2003:

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

      During the year ended December 31, 2001, warrants to purchase shares of Common Stock that were attached to the Series C Stock were exercised for an equal number of shares of Common Stock. Of the original warrants issued in the Series C offering, 429,040 remain outstanding at December 31, 2003 at an exercise price of $1.91 per share.

      During 2001, in connection with the issuance of the Series D Convertible Preferred Stock, the Company granted fully vested warrants to purchase 735,000 shares of Common Stock. The Series D Warrants are exercisable at $2.29 per share and expired unexercised at February 14, 2004. Pursuant to the terms of the warrants issued in connection with a debt transaction in 1999, a price adjustment was created by the issuance of the Series D Stock. The warrants to purchase 210,914 shares of Common Stock were reduced in price to $1.91, and additional warrants to purchase 57,411 shares of Common Stock were issued to increase the number of warrants for Transamerica Business Credit Corporation to 268,325 at February 14, 2001 pursuant to the Loan and Security Agreement dated February 24, 1999.

      In 2002, V-ONE granted warrants to purchase a total of 336,750 shares of Common Stock to Joseph Gunnar & Co., LLC and LaSalle St. Securities, LLC, placement agent and subagent, respectively, for the 8% Notes offering. The terms of the placement agent warrants mirror those of the detachable warrants granted in connection with the 8% Notes offering. The Company used the Black-Scholes model to determine the fair value of these warrants with the following assumptions: volatility of 100%, risk free interest rate of 4.7% and expected term of 5 years. The value of the warrants of $87,800 was recognized during the year ended December 31, 2002. In January 2003, in connection with its efforts to raise capital, V-ONE agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. During the year ended December 31, 2003, Joseph Gunnar & Co., LLC exercised warrants to purchase 139,146 shares of Common Stock.

      Warrants to purchase shares of the Company's Common Stock outstanding at December 31, 2003 and 2002 were as follows:

              2003            2002       Exercise Price
              ----            ----       --------------
               1,155,954              -      $0.15
                       -      1,524,750      $0.50
                  30,000         30,000      $0.63
                 100,000        100,000      $1.19
                 639,954        697,365      $1.91
                 735,000        735,000      $2.29
                       -         10,000      $2.69
                 150,000        150,000      $3.13
                       -         54,000      $4.73
             ------------------------------
               2,810,908      3,301,115
             ==============================

      At December 31, 2003, warrants to purchase 2,810,908 shares of Common Stock were exercisable.

      Employee Stock Purchase Plan
      ----------------------------

      The Company's Board of Directors adopted the 2001 Employee Stock Purchase Plan ("Purchase Plan") on February 26, 2001 and the Company's stockholders approved of the Purchase Plan at the Annual Meeting of Stockholders on May 10, 2001. The Purchase Plan became effective upon adoption by the Board, however, the first offering period under the Purchase Plan began on the first trading day on or after July 1, 2001. Pursuant to the Purchase Plan, 2,500,000 shares of Common Stock were reserved for future issuance by the Company to employees through the grant of stock options to purchase Common Stock. Shares acquired under the Purchase Plan may be authorized and unissued shares or treasury shares.

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

      During the years ended December 31, 2003 and 2002, 54,522 and 60,397 shares, respectively, were purchased by employees at various prices in accordance with the provisions of the Purchase Plan. For the years ended December 31, 2003 and December 31, 2002, the weighted-average prices of the shares purchased were $0.12 and $0.32, respectively.

      Stock Options Plans
      -------------------

      The Company has the following active stock options plans: the 1995 Non-Statutory Stock Option Plan, the 1996 Incentive Stock Plan and the 1998 Incentive Stock Plan. These plans were adopted to attract and retain key employees, directors, officers and consultants and are administered by the Compensation Committee appointed by the Board of Directors.

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

      At December 31, 2003, 2002 and 2001 there were 10,602 stock options outstanding under the 1995 Plan with a weighted average exercise price of $2.50. There was no activity under the 1995 Plan during the three year period ended December 31, 2003.

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

      Awards may be granted under the 1996 Plan with respect to a total of 2,333,333 shares of Common Stock. As of December 31, 2003, 838,465 options are outstanding of which 392,848 are vested, and a total of 470,634 options are available for grant under the 1996 Plan.

      Option activity under the 1996 Plan for the three years ended December 31, 2003 was as follows:

                                                          Weighted Average
                                                Shares     Exercise Price
                                             ----------   -----------------
        Balance as of December 31, 2000        226,555         $3.833

        Granted                                455,400         $1.389
        Exercised                               (1,750)        $2.625
        Cancelled                              (47,300)        $1.383
        Expired                                (99,740)        $4.479
                                             ----------   -----------------
        Balance as of December 31, 2001        533,165         $1.845

        Granted                                678,500         $0.284
        Cancelled                             (208,625)        $0.881
        Expired                                (14,625)        $2.451
                                             ----------   -----------------
        Balance as of December 31, 2002        988,415         $0.980

        Cancelled                             (127,700)        $0.539
        Expired                                (22,250)        $0.884
                                             ----------   -----------------
        Balance as of December 31, 2003        838,465         $1.050
                                             ==========   =================

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

      Awards may be granted under the 1998 Plan with respect to a total of 5,000,000 shares of Common Stock. As of December 31, 2003, 4,051,465 options are outstanding, of which 2,608,799 are vested, and a total of 610,490 options are available for grant under the 1998 Plan.

      Option activity under the 1998 Plan for the three years ended December 31, 2003 was as follows:

                                                             Weighted
                                                             Average
                                              Shares      Exercise Price
                                             ----------   ---------------
         Balance as of December 31, 2000      2,614,055       $2.178

         Granted                              1,287,000       $0.917
         Exercised                              (29,480)      $1.568
         Cancelled                             (313,685)      $2.131

         Expired                               (247,200)      $2.377
                                             ----------   ---------------
         Balance as of December 31, 2001      3,310,690       $1.683

         Granted                              1,027,000       $0.658
         Cancelled                             (596,663)      $1.518
         Expired                               (213,187)      $1.592
                                             ----------   ---------------
         Balance as of December 31, 2002      3,527,840       $1.418

         Granted                                909,500       $0.081
         Cancelled                             (211,875)      $1.135
         Expired                               (174,000)      $1.120
                                             ----------   ---------------
         Balance as of December 31, 2003      4,051,465       $1.143
                                             ==========   ===============

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

      The fair value of each option is estimated on the date of grant using a type of Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 2003, 2002 and 2001, respectively: dividend yield of 0% and expected volatility of 100% for all periods; risk-free interest rate of 4.7%; and expected term of 4.0 years for all periods. The weighted average fair value of the options granted under all of the Company's plans during the years ended December 31, 2003, 2002 and 2001 was $0.06, $.32 and $.74,
      respectively. The weighted average exercise price of the options outstanding under all of the Company's plans at December 31, 2003, 2002 and 2001 was $1.13, $1.33 and $1.70, respectively. As of December 31, 2003, the weighted average remaining contractual life of the options outstanding under all of the Company's plans is 6.7 years and the number of options exercisable is 3,012,249.

      During the year ended December 31, 2002, the Company issued options to purchase 200,000 shares of common stock to various consultants for financial advisory, lobbying, investigative and marketing services provided. The Company used the Black-Scholes model to determine the fair value of these options with the following assumptions: volatility of 100%, risk free interest rate of 5.0% and expected term of 10 years. Compensation expense of $82,545 related to the options was recognized during the year ended December 31, 2002.

      Reserve for Issuance
      --------------------

      At December 31, 2003, the Company has authorized the following shares of Common Stock for issuance upon conversion of the 8% Secured Convertible Notes, Series C Preferred Stock, Series D Preferred Stock, and upon exercise of options and warrants (in thousands):

         Series D Preferred Stock                                       3,021
         Common Stock options outstanding                               4,900

         Common Stock options available for grant                       1,081
         Common Stock reserved for Employee Stock                       2,500
          Purchase Plan
         Common Stock underlying 8% Convertible Notes                   1,972
         Common Stock warrants                                          2,811
                                                                  -------------
        Total shares of authorized Common Stock reserved               16,285
                                                                  =============
7.    NOTES PAYABLE - OTHER

      At December 31, 2003 and 2002, notes payable - other consisted of the following:

                                                               2003       2002
                                                               ----       ----
     Note   payable  to  Joseph   Gunnar  &  Co.,   LLC,
     unsecured,   due  August  2003.  Beginning  at  the
     maturity   date,   the  note  became  payable  with
     interest  at 15% per  annum  from  the  date of the
     note.  Note balance at December  31, 2003  includes    $ 24,068   $ 20,000
     accrued interest of $4,068.

     Note  payable  to  landlord,   unsecured,   bearing
     interest  at 10%  per  annum,  payable  in  monthly
     installments  of $11,559  including  principal  and     172,467          -
     interest.  Note matures in April 2005.              -----------  ----------


     Total                                                   196,535     20,000

     Less: current portion of notes payable - other         (151,248)   (20,000)
                                                         -----------  ----------

     Notes payable - other, net of current portion         $ 45,287     $     -
                                                         ===========  ==========

      Future minimum payments under the notes payable - other are as follows:

         Year Ending
         December 31,               Amount
         ------------               ------

             2004                   $ 151,248
             2005                      45,287
                               -----------------

            Total                   $ 196,535
                               =================

8.    COMMITMENTS AND CONTINGENCIES

      OPERATING LEASES

      The Company is obligated under various operating lease agreements, primarily for office space and equipment through 2008. The office lease provides for monthly payments of approximately $17,600 subject to fixed rent escalations which under the generally accepted accounting principles are expensed on a pro rata basis over the term of the lease. The difference between expense recognized and the required lease payments at the balance sheet date is recorded as deferred rent in the accompanying Balance Sheets.

      Future minimum lease payments under these non-cancelable operating leases as of December 31, 2003 are as follows:

           Year Ending
           December 31,                                        Operating
           ------------                                        ---------

              2004                                            $  231,072
              2005                                               235,177
              2006                                               229,892
              2007                                               236,789
              2008                                                59,486
              ----                                                ------
           Total minimum payments                             $  992,416
                                                              ==========

      Rent expense was $241,786, $428,801 and $464,483 for the years ended December 31, 2003, 2002 and 2001, respectively.

      LETTER OF CREDIT

      A bank issued an irrevocable standby letter of credit in 2002 on the Company's behalf for a maximum amount of $35,000, originally expiring on April 23, 2003. The letter of credit was extended until April 23, 2004. At December 31, 2002, a $35,000 certificate of deposit was pledged as collateral for the letter of credit. As of December 31, 2003, the certificate of deposit was reduced to $26,500.

9.    EMPLOYEE 401(K) DEFERRED COMPENSATION PLAN

      The Company has a 401(k) plan for all employees over the age of 21. Contributions are made through voluntary employee salary reductions, up to 20% of their annual compensation, and discretionary matching by the Company. Employer contributions vest based on the participant's number of years of continuous service. A participant is fully vested after six years of continuous service. There were no employer contributions for the years ended December 31, 2003, 2002, or 2001.

10.   SUPPLEMENTAL CASH FLOW DISCLOSURE

      Selected cash payments and noncash activities were as follows:

                                                              Year ended December 31,
                                                      -----------------------------------------
                                                         2003            2002          2001
                                                      -----------     -----------   -----------
      Cash paid for interest                            $ 71,813       $   6,647    $   11,560
      Cash paid for dividends                                  -               -    $      259
      Noncash investing and financing activities:
      Dividends paid with stock                                -               -    $   46,348
      Deemed dividend on preferred stock                       -               -    $2,932,023
      Notes converted to common stock                   $110,000       $ 585,000             -
      Debt discount on 8% Convertible Notes                    -       $ 184,980             -
      Issuance of stock options to consultants          $  4,902       $  82,545    $   98,232
      Issuance of restricted stock                             -               -    $   52,000
      Accounts payable converted to note
      payable-other                                     $250,483               -             -

      Accrued interest on 8% Convertible Notes
      converted to Common Stock                         $  1,357               -             -
      Common Stock issued to consultants                $ 80,000               -             -

11.   NET LOSS PER SHARE

      The following table sets forth the computation of basic and diluted net loss per share:

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                        2003            2002          2001
                                                      ----------------------------------------
        Numerator:
        Net loss                                    $  (449,650)     (5,635,191)  $ (6,237,278)
        Less:  Dividend on preferred stock             (942,056)       (699,901)      (741,245)
        Deemed dividend on preferred stock                    -               -     (2,932,023)
                                                      ----------     -----------    ----------
        Net loss attributable to holders of
        Common Stock                                $ (1,391,706)    (6,335,092)  $ (9,910,546)
                                                      ==========     ===========    ==========
        Denominator:
        Denominator for basic net loss per
          share-weighted average shares               27,142,148     25,230,360     22,576,188

        Effect of dilutive securities:
          Preferred Stock                                     -               -             -
          Stock Options                                       -               -             -
          Warrants                                            -               -             -
                                                      ----------     -----------    ----------
        Dilutive potential common shares                      -               -             -
                                                      ----------     -----------    ----------
        Denominator for diluted net loss per
          share-adjusted weighted average shares      27,142,148     25,230,360     22,576,188
                                                      ==========     ===========    ==========

        Basic and diluted loss per share              ----------     -----------    ----------
          attributable to holders of Common Stock    $     (0.05)   $      (0.25)  $     (0.44)
                                                      ==========     ===========    ==========

      The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                       Year ended December 31,
                               -----------------------------------------
                                  2003          2002           2001
                               ------------  ------------  -------------

Preferred stock:
       Series  D                3,021,000     3,021,000     3,675,000
Stock options                   4,900,532     4,526,857     3,854,457
Warrants                        2,810,908     2,586,204     1,776,365

12.   SELECTED QUARTERLY FINANCIAL DATA - UNAUDITED

      The following table presents the quarterly results for V-ONE Corporation for the years ended December 31, 2003 and 2002:

                                  1st             2nd             3rd             4th
                                Quarter         Quarter         Quarter         Quarter
                                -------         -------         -------         -------
       2003
       Revenue              $  1,005,270    $   1,155,220    $    878,766    $   963,670
       Gross profit              964,090        1,012,874         842,039        918,915
       Net income (loss)   ($    352,598)  ($      26,235)  ($     80,113)   $     9,296


       Net loss per
       share, basic and     $      (0.02)  $        (0.01)   $      (0.01)   $         -
       diluted

       2002                                                    (restated)
       Revenue              $    852,219    $     886,999    $  1,151,943    $   661,865
       Gross profit              686,486          760,053       1,014,259        608,603
       Net  loss           ($  2,013,619)  ($   1,430,459)  ($  1,186,638)  ($ 1,004,475)

       Net loss per
       share, basic and
       diluted              $      (0.09)           (0.07)          (0.05)         (0.04)

      The Company restated the results of the third quarter of 2002 to account for the allocation of the fair value of a warrant and a note payable that were issued in connection with the 8% Secured Convertible Notes. The result of the restatement was to record additional interest expense of $107,800.

13.   SUBSEQUENT EVENTS

      In connection with a restructuring of the 8% Notes, the Company agreed in January 2004 to adjust the conversion price of certain 8% Notes constituting $150,000 in principal to $.18 per share in exchange for an extension of the term of such 8% Notes to July 15, 2004 at an interest rate of 10%. Also in connection with the January 2004 restructuring, the Company adjusted the conversion price of the remaining 8% Notes outstanding, which constituted $343,000 in principal, to $.15 per share and the holders of such 8% Notes converted them into 2,286,667 shares of Common Stock and granted a warrant to purchase a total of 250,000 shares of Common Stock at an exercise price of $0.18 per share to Joseph Gunnar & Co., LLC, placement agent for the 8% Notes offering. In February 2004, Joseph Gunnar & Co., LLC exercised the warrant to purchase 61,191 shares of Common Stock.

      7% Subordinated Convertible Notes
      ---------------------------------

      In a closing on February 27, 2004, V-ONE issued 7% Subordinated Convertible Notes ("7% Notes") with warrants for an aggregate principal amount of $1,200,000, resulting in net proceeds to V-ONE of $1,065,690. The 7% Notes mature on February 27, 2009. Interest at the rate of 7% per annum is payable semi-annually at the option of V-ONE in cash or in shares of Common Stock. The 7% Notes rank senior to the Common Stock and junior to the Series C Shares and Series D Shares as to the payment of dividends and as to distribution of assets upon liquidation, dissolution or winding up of V-ONE. So long as at least $500,000 of the principal amount of the

      7% Notes is outstanding, the affirmative vote of the holders of at least 75% of the principal amount of the 7% Notes outstanding is required to issue any securities that rank senior to or on parity with the 7% Notes.

      The holders may convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $.20 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of (i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days.

      An event of default will occur if V-ONE fails to make any principal payment under the 7% Notes, V-ONE fails to make any interest payment for a period of five days after such payment is due, V-ONE fails to timely file the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes or the Registration Statement is not declared effective by the SEC within 180 days of February 27, 2004, the effectiveness of the Registration Statement lapses for a period of 20 consecutive trading days, or upon the occurrence of other default events, including, but not limited to, an assignment for the benefit of creditors, an application for the appointment of a trustee or receiver or the commencement of a bankruptcy proceeding. If an event of default occurs, the Notes will bear interest at the lesser of 12% and the maximum applicable legal rate per annum from the date of the event of default until such default is cured.

      Upon the occurrence of certain events of default and other triggering events, a 7% Note holder shall have the right to require V-ONE to prepay in cash all or a portion of the holder's 7% Note at 120% of the aggregate principal amount of the 7% Note, plus all accrued and unpaid interest. Similar provisions apply if V-ONE cannot fully convert a 7% Note into shares of registered Common Stock upon the receipt of a proper conversion notice from the holder. In addition, in the event of a major corporate transaction such as the consolidation, merger or other business combination of V-ONE into another entity or a sale or transfer of more than 50% of V-ONE's assets, the 7% Note holder shall have the right to require V-ONE to prepay in cash all or a portion of the holder's 7% Note at 100% of the aggregate principal amount of the 7% Note, plus all accrued and unpaid interest. If the major corporate transaction is consummated within six months of the issuance of the 7% Note, then the prepayment shall be at 110% of the aggregate principal amount of the 7% Note, plus all accrued and unpaid interest. Also, beginning one year after the issuance of the 7% Notes, V-ONE may prepay any portion or all of the outstanding principal balance of the 7% Notes together with all accrued and unpaid interest at 110% of the aggregate principal amount of the 7% Notes plus any accrued and unpaid interest.

      For twelve months after the issuance of the 7% Notes, each holder shall have a right of first refusal to purchase its pro rata portion of V-ONE Common Stock (or any securities convertible, exercisable or exchangeable into Common Stock) offered to a third party in a private transaction on the same terms as those offered to the third party, other than in certain permitted financings. If a holder elects not to exercise its right of first refusal, the other holders may participate on a pro rata basis. If the holders do not participate, V-ONE may proceed with the transaction with the third party.

      In connection with the 7% Notes offering, V-ONE issued detachable warrants to purchase 6,000,000 shares of Common Stock to the holders of the 7% Notes. The warrants are exercisable beginning on August 27, 2004 at an exercise price of $0.25 per share and expire on August 27, 2008. Beginning 180 days after the effective date of a Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes and exercise of the warrants, V-ONE may call up to 100% of the warrants if the per share market value of its Common Stock has been greater than $.75 for a period of 20 consecutive trading days by issuing a call notice to the warrant holders. The rights and privileges granted to a warrant holder with respect to the shares subject to the call notice shall expire on the twentieth day after the holder receives the call notice if the holder does not exercise the warrant. If the holder does not exercise the warrant, V-ONE shall remit to the warrant holder (i) $.01 per share subject to the call notice and (ii) a new warrant representing the number of shares of Common Stock, if any, which were not subject to the call notice.

      The exercise price and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants are subject to equitable adjustment in the event of stock dividends, stock splits and similar events affecting the Common Stock. In addition, if V-ONE issues any shares of Common Stock or equivalents at a purchase price less than the then current conversion price for the 7% Notes or warrant exercise price, the conversion price and warrant exercise price will be equitably reduced, and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants adjusted accordingly. However, in no event shall the conversion price, or exercise price in the event of the issuance of V-ONE securities at less than the current warrant exercise price, be less than $.15 per share.

      In connection with the 7% Notes offering, V-ONE granted a warrant to purchase up to a total of 1,260,000 shares of Common Stock to H.C.
      Wainwright & Co., Inc., placement agent for the 7% Notes offering. The terms of the placement agent warrant mirror those of the warrants granted in connection with the 7% Notes offering.

                                V-ONE CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

              For the years ended December 31, 2003, 2002 and 2001

                                                  Additions
                                  Balance at      Charged                          Balance at
                                  Beginning       to Costs                        End of Period
         Description              of Period       and             Deductions
                                                  Expenses

 ALLOWANCE FOR DOUBTFUL
 ACCOUNTS
    December 31, 2001            $    105,664             ---         33,629       $    72,035
    December 31, 2002            $     72,035         155,000        129,900       $    97,135
    December 31, 2003            $     97,135             ---         81,635       $    15,500

 DEFERRED TAX ASSET
 VALUATION ALLOWANCE

    December 31, 2001            $ 16,479,336   $   2,668,612            ---        19,147,948
    December 31, 2002            $ 19,147,948       3,765,142            ---       $22,913,090
    December 31, 2003            $ 22,913,090          38,037            ---       $22,951,127

 ALLOWANCE FOR
 NON-SALABLE INVENTORY

    December 31, 2001            $     78,656         120,000        169,063       $    29,593
    December 31, 2002            $     29,593          42,148         27,003       $    44,738
    December 31, 2003            $     44,738           1,035         36,872       $     8,901

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 2, 2003, the Company determined to dismiss its independent auditors, Ernst & Young LLP, and to engage the services of Aronson & Company as its new independent auditors. This determination followed the Company's efforts to contain costs and seek an independent public accounting firm better suited to its size, and was approved by the Company's Board of Directors upon the recommendation of its Audit Committee. Aronson & Company audited the Company's financial statements for the fiscal years ended December 31, 2002 and 2003.

During the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2002 (which was not audited by Ernst & Young LLP), and the subsequent interim period through October 2, 2003, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Ernst & Young LLP's satisfaction, would have caused Ernst & Young LLP to make reference to the subject matter of the disagreement in connection with its reports on the financial statements of the Company for the year ended December 31, 2001. There were no "reportable events" as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of Ernst & Young LLP on the financial statements of the Company as of and for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years of the Company ended December 31, 2002, and the subsequent interim period through October 2, 2003, the Company did not consult with Aronson & Company regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item concerning directors and executive officers is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item concerning executive compensation is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2004.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item concerning security ownership of certain beneficial owners and management and related stockholder matters is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item concerning certain relationships and related transactions is incorporated herein by reference to the Company's definitive proxy statement for its annual stockholders' meeting to be held on May 13, 2004.

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

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
----------

Audit fees for the fiscal years ended December 31, 2002 and 2003 were $95,000 and approximately $45,000, respectively.

Audit Related Fees
------------------

Audit related fees for the fiscal years ended December 31, 2002 and 2003 were $27,050 and $24,000, respectively. Audit related services generally include fees for pension and statutory audits, business acquisitions, accounting consultations, internal audits and SEC reporting obligations.

Tax Fees
--------

Tax fees for the fiscal years ended December 31, 2002 and 2003 were $0.

All Other Fees
--------------

All other fees for products and services provided by Aronson & Company, the Company's principal accountant, for the fiscal years ended December 31, 2002 and 2003 were $0.

All audit related services were pre-approved by the Audit Committee, which concluded that the provision of such services by Aronson & Company was compatible with the maintenance of that firm's independence in the conduct of its auditing functions.

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON  FORM 8-K

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

10.52      Employment Agreement dated November 6, 1998 between V-ONE and Charles
           B. Griffis (9)
10.53 Employment Agreement dated August 1, 1998 between V-ONE and Robert F. Kelly (9)
10.54 Loan and Security Agreement dated February 24, 1999 between V-ONE and Transamerica Business Credit Corporation ("Transamerica") (8)
10.55 Patent and Trademark Security Agreement dated February 24, 1999 between V-ONE and Transamerica (8)
10.56 Security Agreement in Copyrighted Works dated as of February 24, 1999 between V-ONE and Transamerica (8)
10.57 Amendment to Employment Agreement dated as of August 1, 1998 by and between the Company and Jieh-Shan Wang (9)
10.58 Amendment to Employment Agreement dated as of January 1, 1999 by and between the Company and James F. Chen (9)
10.59 Subscription Agreement for Series B Convertible Preferred Stock, dated June 11, 1999 (10)
10.60      Registration Rights Agreement, dated June 11, 1999 (10)
10.61      Non-Negotiable Promissory Note, dated June 11, 1999 (10)
10.62      Form of Series C Preferred Stock Purchase Agreement (11)
10.63 Employment Agreement dated July 1, 1999 by and between the Company and Margaret E. Grayson (12)
10.64 Employment Agreement dated July 1, 1999 by and between the Company and David D. Dawson (13)
10.65 Series D Convertible Preferred Stock and Non-Detachable Warrant Purchase Agreement dated February 14, 2001 (14)
10.66 Form of Warrant Granted to Holders of Series D Convertible Preferred Stock, dated February 14, 2001 (14)
10.67      2001 Employee Stock Purchase Plan (14)
10.68 Form of Subscription Agreement between the Company and Employees under the 2001 Employee Stock Purchase Plan (14)
10.69 Agreement for Purchase and Sale of Stock between the Company and NFR Security, Inc., dated March 13, 2001 (14)
10.70      Form of Note Purchase Agreement dated July 23, 2002 (15)
10.71      Form of Promissory Note dated July 23, 2002 (15)
10.72      Form of Warrant dated July 23, 2002 (15)
10.73      Company Disclosures (15)
10.74      Term Sheet for Proposed Offering (15)
10.75      Company Disclosures (15)
10.76      Company Disclosures (15)
10.77      Form of Placement Agency Agreement dated July 23, 2002 (15)
10.78      Form of Legal Opinion dated July 23, 2002 (15)
10.79      Form of Note Purchase Agreement dated July 26, 2002 (15)
10.80      Form of Promissory Note dated July 26, 2002 (15)
10.81      Form of Warrant dated July 26, 2002 (15)
10.82      Company Disclosures (15)
10.83      Term Sheet for Proposed Offering (15)
10.84      Company Disclosures (15)
10.85      Company Disclosures (15)
10.86      Form of Placement Agency Agreement dated July 23, 2002 (15)
10.87      Form of Legal Opinion dated July 26, 2002 (15)
10.88      Form of Note Purchase Agreement dated August 2, 2002 (15)
10.89      Form of Promissory Note dated August 2, 2002 (15)
10.90      Form of Warrant dated August 2, 2002 (15)
10.91      Company Disclosures (15)

10.92      Term Sheet for Proposed Offering (15)
10.93      Company Disclosures (15)
10.94      Company Disclosures (15)
10.95      Form of Placement Agency Agreement dated July 23, 2002 (15)
10.96      Form of Legal Opinion dated August 2, 2002 (15)
10.97      Note and Warrant  Purchase  Agreement  dated as of February  27, 2004
           (16)
10.98      Registration Rights Agreement dated as of February 27, 2004 (16)
10.99      Form of Subordinated Convertible Note dated February 27, 2004
10.100     Form of Warrant to Purchase Shares of Common Stock dated February 27,
           2004
16 Letter on change in certifying accountants from Ernst & Young LLP, dated October 7, 2003 (17)
23.1       Consent of Aronson & Company
23.2       Consent of Ernst & Young LLP
31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


------------------------------

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

(16) The information required by this exhibit is incorporated by reference to V-ONE's Form 8-K dated March 5, 2004.

(17) The information required by this exhibit is incorporated by reference to V-ONE's Form 8-K dated October 8, 2003.

(b) Reports on Form 8-K

Form 8-K filed October 8, 2003, reporting under Items 4 and 7.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      V-ONE Corporation

Date: March 25, 2004
                                      By:  /s/ Margaret E. Grayson
                                           -------------------------------------
                                           Margaret E. Grayson
                                           President and Chief Executive Officer

Pursuant to the requirements of Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

          SIGNATURE                    TITLE                         DATE


/s/ Margaret E. Grayson            President, Chief               March 25, 2004
------------------------          Executive Officer,
Margaret E. Grayson               Principal Financial
                                  Officer and Director


/s/ Molly G. Bayley                    Director                   March 24, 2004
------------------------
Molly G. Bayley


/s/ Heidi B. Heiden                    Director                   March 25, 2004
------------------------
Heidi B. Heiden


/s/ William E. Odom                    Director                   March 25, 2004
-------------------------------
William E. Odom