Form 10-Q
period 2004-03-31
V ONE CORP/ DE
filed 2004-05-12
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended: March 31, 2004

                                       OR

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                            52-1953278
        -------------------------------     ------------------------------------
        (State or other jurisdiction of     (I.R.S. Employer Identification No.)
         incorporation or organization)

           20300 Century Blvd., Suite 200, Germantown, Maryland 20874
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                  Outstanding at April 30, 2004
            -----                                  -----------------------------

   Common Stock, $0.001 par value per share               30,304,865

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                      Page No.

PART I.            FINANCIAL INFORMATION                                  3

Item 1.            Financial Statements                                   3

                   Condensed Balance Sheets as of March 31,               3
                   2004 (unaudited) and December 31, 2003

                   Condensed Statements of Operations for the             4
                   three months ended March 31, 2004
                   (unaudited) and March 31, 2003 (unaudited)

                   Condensed Statements of Cash Flows for the             5
                   three months ended March 31, 2004
                   (unaudited) and March 31, 2003 (unaudited)

                   Notes to the Condensed Financial Statements            6
                   (unaudited)

Item 2.            Management's Discussion and Analysis of               11
                   Financial Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures              14
                   About Market Risk

Item 4.            Controls and Procedures                               14


PART II.           OTHER INFORMATION                                     14

Item 1.            Legal Proceedings                                     14

Item 2.            Changes in Securities, Use of Proceeds and            14
                   Issuer Purchases of Equity Securities

Item 3.            Defaults Upon Senior Securities                       15

Item 4.            Submission of Matters to a Vote of Security           15
                   Holders

Item 5.            Other Information                                     15

Item 6.            Exhibits and Reports on Form 8-K                      15

SIGNATURE                                                                16

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                             V-ONE CORPORATION
                          CONDENSED BALANCE SHEETS
                                                                          March 31, 2004    December 31, 2003
                                   ASSETS                                  (Unaudited)
                                                                         ----------------   -----------------
Current assets:
  Cash and cash equivalents                                              $        733,376   $          27,755
  Certificate of deposit-restricted                                                     -              26,500
  Accounts receivable, less allowances of $15,500                                 570,064             606,426
  Inventory, less allowances of $9,226 and $8,901 respectively                      2,586               3,636
  Deferred financing costs, net                                                   387,101                   -
  Prepaid expenses and other assets                                                68,086              61,875
                                                                         ----------------   -----------------
    Total current assets                                                        1,761,213             726,192

  Property and equipment, net                                                      64,987              64,138
  Deposits                                                                         95,141              95,141
                                                                         ----------------   -----------------
    Total assets                                                         $      1,921,341   $         885,471
                                                                         ================   =================

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                  $      1,271,347   $       1,320,361
  Deferred revenue                                                                850,994             692,914
  Convertible notes payable, net of debt
    discount of $1,178,302 and 0, respectively                                    171,698             493,000
  Notes payable, other                                                            155,203             151,248
                                                                         ----------------   -----------------
    Total current liabilities                                                   2,449,242           2,657,523
  Notes payable, other - noncurrent                                                11,463              45,287
  Deferred rent                                                                    41,597              40,535
                                                                         ----------------   -----------------
    Total liabilities                                                           2,502,302           2,743,345

Commitments and contingencies

Shareholders' deficiency:
Preferred stock, $.001 par value,13,333,333 shares authorized
  Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of $1,126,388)                                             43                  43
  Series D convertible preferred stock, 3,675,000 shares designated;
    3,021,000 shares issued and outstanding                                         3,021               3,021
    (liquidation preference of $5,770,110)
Common stock, $.001 par value; 75,000,000 shares authorized;
  30,304,865 and 27,900,568 shares issued and outstanding,
  respectively                                                                     30,305              27,901
Accrued dividends payable                                                       2,741,752           2,517,765
Additional paid-in capital                                                     64,314,689          62,107,340
Accumulated deficit                                                           (67,670,771)        (66,513,944)
                                                                         ----------------   -----------------
  Total shareholders' deficiency                                                 (580,961)         (1,857,874)
                                                                         ----------------   -----------------
  Total liabilities and shareholders' deficiency                         $      1,921,341   $         885,471
                                                                         ================   =================

                                The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS

                                                 Three months    Three months
                                                     ended           ended
                                                March 31, 2004  March 31, 2003
                                                  (unaudited)     (unaudited)
                                                --------------------------------

Revenues:
  Products                                        $    258,631  $      641,102
  Consulting and services                              390,088         364,168
                                                --------------------------------
    Total revenues                                     648,719       1,005,270

Cost of revenues:
  Products                                               6,563          15,405
  Consulting and services                               27,544          25,775
                                                --------------------------------
    Total cost of revenues                              34,107          41,180
                                                --------------------------------
Gross profit                                           614,612         964,090

Operating expenses:
  Research and development                             222,336         322,113
  Sales and marketing                                  374,643         383,588
  General and administrative                           432,859         474,318
                                               --------------------------------
    Total operating expenses                         1,029,838       1,180,019
                                                --------------------------------

Operating loss                                        (415,226)       (215,929)

Other (expense) income:
  Interest expense                                    (518,460)       (132,731)
  Interest income                                          587           5,032
  Other (expense) income                                   259          (8,970)
                                                --------------------------------
    Total other (expense) income                      (517,614)       (136,669)
                                                --------------------------------
Net loss                                              (932,840)       (352,598)

Dividends on preferred stock                           223,987         170,047
                                                --------------------------------
Loss attributable to holders of common stock    $   (1,156,827) $     (522,645)
                                                ================================
Basic and diluted loss per share attributable
  to holders of common stock                    $        (0.04) $        (0.02)
                                                ================================
Weighted average number of common
  shares outstanding                                29,922,594      26,718,329
                                                ================================

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                         Three months    Three months
                                                            ended            ended
                                                        March 31, 2004   March 31, 2003
                                                          (unaudited)     (unaudited)
                                                        --------------   --------------
Cash flows from operating activities:
Net loss                                                $     (932,840)  $     (352,598)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                   13,940          123,994
Amortization of debt discount                                   21,698           11,758
Interest expense-beneficial conversion feature                 434,888           14,000
Interest expense on repricing of warrants                            -           23,890
Amortization of deferred financing costs                        33,561           68,974
Noncash charge related to issuance of warrants,
  options and stock as compensation                              1,053              609
Changes in operating assets and liabilities:
  Accounts receivable                                           36,362         (101,902)
  Inventory                                                      1,050            2,628
  Prepaid expenses and other assets                             (6,210)          (2,205)
  Accounts payable and accrued  expenses                       (49,014)         293,614
  Accrued interest on note payable related to                      748                -
    financing costs
  Deferred revenue                                             158,080          (70,320)
  Deferred rent                                                  1,061          (14,683)
                                                        --------------   --------------
  Net cash used in operating activities                       (285,623)          (2,241)

Cash flows from investing activities:
  Net purchase of property and equipment                       (14,789)           6,248
  Certificate of deposit redemption                             26,500            8,500
                                                        --------------   --------------
  Net cash provided by investing activities                     11,711           14,748

Cash flows from financing activities:
  Exercise of options and warrants                                 900            1,488
  Issuance of common stock under employee stock plans            2,217                -
  Proceeds of notes payable                                  1,200,000                -
  Payments of deferred financing costs                        (192,967)               -
  Payments of notes payable                                    (30,617)               -
                                                        --------------   --------------
  Net cash provided by financing activities                    979,533            1,488
                                                        --------------   --------------

Net increase in cash and cash equivalents                      705,621           13,995

Cash and cash equivalents, beginning of period                  27,755           93,985
                                                        --------------   --------------

Cash and cash equivalents, end of period                $      733,376   $      107,980
                                                        ==============   ==============

   The accompanying notes are an integral part of these financial statements.

                                V-ONE CORPORATION
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.   Nature of the Business

V-ONE Corporation ("Company" or "V-ONE") develops, markets and licenses a comprehensive suite of network security products that enables organizations to conduct secured electronic transactions and information exchange using private enterprise networks and public networks, such as the Internet. The Company's principal market is the United States, with headquarters in Maryland, with secondary markets in Europe and Asia.

2.   Basis of Presentation

The condensed financial statements for the three months ended March 31, 2004 and March 31, 2003 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2003 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, which are included in the Company's 2003 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations.

3.   Common and Preferred Stock

On March 31, 2004, the Company sold 14,570 shares of common stock at a price of $.152 per share as part of its Employee Stock Purchase Plan.

As of March 31, 2004, holders had converted $1,038,000 or 87% of its 8% Secured Convertible Notes ("8% Notes") into shares of Common Stock. In April 2004, holders converted the remaining $150,000 or 13% of the 8% Notes into shares of Common Stock.

4.   Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, 5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and a further net loss of $932,840 for the three months ended March 31, 2004. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

5.   8% Secured Convertible Notes with Detachable Warrants

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. In January 2003, the Company elected to extend the 8% Notes for an additional 180 days, paid the interest accrued under the initial term of the 8% Notes and agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. In July 2003, the Company requested and received an extension of the 8% Notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period. In connection with a restructuring of the 8% Notes, the Company agreed in January 2004 to adjust the conversion price of certain 8% Notes constituting $150,000 in principal to $.18 per share in exchange for an extension of the term of such 8% Notes to July 15, 2004 at an interest rate of 10%. Also in connection with the January 2004 restructuring, the Company adjusted the conversion price of the remaining 8% Notes outstanding, which constituted $343,000 in principal, to $.15 per share and granted warrants to purchase a total of 250,000 shares of Common Stock at an exercise price of $0.18 per share to Joseph Gunnar & Co., LLC, placement agent for the 8% Notes offering. The holders of such 8% Notes converted them into 2,286,667 shares of Common Stock. In the three months ended March 31, 2004, 8% Note holders exercised warrants to purchase 29,455 shares of Common Stock and Joseph Gunnar & Co., LLC exercised warrants to purchase 62,355 shares of Common Stock.

Upon the restructuring of the 8% Notes in January 2004, the Company recorded interest expense of $434,888 in accordance with the accounting requirements for a beneficial conversion feature on the 8% Notes.

As of March 31, 2004, holders had converted $1,038,000 or 87% of the 8% notes into shares of Common Stock. In April 2004, holders converted the remaining $150,000 or 13% of the 8% Notes into shares of Common Stock at $.18 per share.

The Company recorded $3,250 in accrued interest expense for the first quarter of 2004. Interest expense is payable upon conversion of the 8% Notes.

6.   7% Subordinated Convertible Notes

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

The holders may convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $0.20 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of
(i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days.

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

In connection with the 7% Notes offering, V-ONE issued detachable warrants to purchase 6,000,000 shares of Common Stock to the holders of the 7% Notes. The warrants are exercisable beginning on August 27, 2004 at an exercise price of $0.25 per share and expire on August 27, 2008. Beginning 180 days after the effective date of a Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes and exercise of the warrants, V-ONE may call up to 100% of the warrants if the per share market value of its Common Stock has been greater than $0.75 for a period of 20 consecutive trading days by issuing a call notice to the warrant holders. The rights and privileges granted to a warrant holder with respect to the shares subject to the call notice shall expire on the twentieth day after the holder receives the call notice if the holder does not exercise the warrant. If the holder does not exercise the warrant, V-ONE shall remit to the warrant holder
(i) $0.01 per share subject to the call notice and (ii) a new warrant representing the number of shares of Common Stock, if any, which were not subject to the call notice.

The exercise price and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants are subject to equitable adjustment in the event of stock dividends, stock splits and similar events affecting the Common Stock. In addition, if V-ONE issues any shares of Common Stock or equivalents at a purchase price less than the then current conversion price for the 7% Notes or warrant exercise price, the conversion price and warrant exercise price will be equitably reduced, and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants adjusted accordingly. However, in no event shall the conversion price, or exercise price in the event of the issuance of V-ONE securities at less than the current warrant exercise price, be less than $0.15 per share.

In connection with the 7% Notes offering, V-ONE granted warrants to purchase up to a total of 780,000 shares of Common Stock to H.C. Wainwright & Co., Inc., placement agent for the 7% Notes offering. The placement agent warrants include a cashless exercise provision. The remaining terms of the placement agent warrants mirror those of the warrants granted in connection with the 7% Notes offering.

Upon issuance of the 7% Notes, the Company recorded a debt discount of approximately $1,200,000 in accordance with the accounting requirements for a beneficial conversion feature on the 7% Notes. The debt discount will be amortized over the 5 year term of the notes. During the three months ended March 31, 2004, the Company amortized approximately $21,698 of the discount to interest expense. Additionally, the Company recorded $7,933 in accrued interest expense for the first quarter of 2004.

7.   Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), allows companies to account for stock-based compensation either under the provisions of SFAS 123 or under the provisions of Accounting Principles Bulletin No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), as amended by FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation (an Interpretation of APB Opinion No. 25)," but requires pro forma disclosure in the footnotes to the financial statements as if the measurement provisions of SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation in accordance with the provisions of APB 25. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123:

                                                          ------------      ------------
                                                              2004              2003
                                                          ------------      ------------
Net Loss, as reported                                     $ (1,156,827)     $   (522,645)

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects

Deduct: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects                $    (30,476)     $    (66,407)
                                                          ------------      ------------
Pro forma net loss                                        $ (1,187,303)     $   (589,052)
                                                          ============      ============
Earnings per share:
Basic - as reported                                       $      (0.04)     $     (0.02)
Basic - pro forma                                         $      (0.04)     $     (0.02)

Diluted - as reported                                     $      (0.04)     $     (0.02)
Diluted - pro forma                                       $      (0.04)     $     (0.02)

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

8.   Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                             Three Months ended March 31,
                                                          ------------------------------------
                                                                2004                 2003
                                                          ----------------     ---------------
Numerator:

Net Loss                                                  $       (932,840)    $       (352,598)
Less:  Dividend on preferred stock                                (223,987)            (170,047)
Net loss attributable to holders of common stock          $     (1,156,827)    $       (522,645)
                                                          ================     ================

Denominator:
Denominator for basic and diluted net loss per share
- weighted average shares                                       29,922,594           26,718,329

Effect of dilutive securities:
    Preferred Stock                                                      -                    -
    Stock Options                                                        -                    -
    Warrants                                                             -                    -
                                                          ----------------     ----------------
Dilutive potential common shares                                         -                    -
                                                          ----------------     ----------------

Denominator for diluted net loss per share-adjusted
weighted average shares                                         29,922,594           26,718,329
                                                          ================     ================
Net loss attributable to holders of common stock          $          (0.04)    $          (0.02)
                                                          ================     ================

The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:


                                        Three Months ended March 31,
                                   2004            2003           2002
                                ---------       ---------       ----------
        Preferred stock:
          Series D              3,021,000       3,021,000       3,021,000
        Stock options           5,917,532       4,900,532       4,526,857
        Warrants                9,387,326       2,810,908       2,586,204

9.   Supplemental Cash Flow Disclosure

                                                      Three Months Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    --------------
   Cash paid for interest                        $     37,481      $    24,120
   Non-cash investing and financing activities:
     Debt discount on 7% Convertible Notes       $  1,200,000                -
     Issuance of warrants for financing costs    $    227,696                -

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,005,000 for the three months ended March 31, 2003 to approximately $649,000 for the three months ended March 31, 2004. This decrease of approximately $356,000 or 35% is due primarily to a $382,000 decrease in product revenue while consulting and services revenue for the three months ended March 31, 2004 was up approximately $26,000 or 7% compared to the first quarter of 2003. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $641,000 for the three months ended March 31, 2003 to approximately $259,000 for the three months ended March 31, 2004. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues increased from approximately $364,000 for the three months ended March 31, 2003 to approximately $390,000 for the three months ended March 31, 2004. This was due principally to an increase in the number of renewing maintenance contracts provided to customers in the first quarter of fiscal 2004.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from approximately 4% for the three months ended March 31, 2003 to approximately 5% for the three months ended March 31, 2004. The percentage increase was primarily due to lower sales of software licenses and SmartGuard appliances sales in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $15,000 for the three months ended March 31, 2003 to approximately $7,000 for the three months ended March 31, 2004. The decrease in cost of product revenues for the three months ended March 31, 2004 was primarily attributable to higher sales of software licenses and lower sales of SmartGuard appliances in the current year. Cost of product revenues as a percentage of product revenues was approximately 2% for the three months ended March 31, 2003 and March 31, 2004.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues increased from approximately $26,000 for the three months ended March 31, 2003 to approximately $28,000 for the three months ended March 31, 2004. Cost of consulting and services revenues as a percentage of consulting and services revenue was approximately 7% for the three months ended March 31, 2003 and March 31, 2004.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $322,000 for the three months ended March 31, 2003 to approximately $222,000 for the three months ended March 31, 2004. The dollar decrease of approximately $100,000 was primarily due to lower salary expenses of $30,000, lower depreciation expense of $50,000, lower rent expense of $12,000 and lower telephone expense of $5,000. Research and development expense as a percentage of total revenue was approximately 32% for the three months ended March 31, 2003 and approximately 34% for the three months ended March 31, 2004.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses decreased from approximately $384,000 for the three months ended March 31, 2003 to approximately $375,000 for the three months ended March 31, 2004. The dollar decrease for the three months ended March 31, 2004 of $9,000 relates primarily to lower travel expense of $5,000, lower telephone expense of $5,000, lower public relations expense of approximately $9,000 and lower depreciation expense of $41,000 offset in part by higher salary expense of $38,000, higher commission expense of $11,000 and higher marketing materials expense of $8,000. Sales and marketing expenses as a percentage of total revenues were approximately 38% for the three months ended March 31, 2003 and approximately 58% for the three months ended March 31, 2004. The percentage increase is due to lower revenue for fiscal 2004 when compared to the same period for fiscal 2003.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses decreased from approximately $474,000 for the three months ended March 31, 2003 to approximately $433,000 for the three months ended March 31, 2004. The decrease in expense of approximately $41,000 was due principally to lower accounting and audit fees of $81,000, lower depreciation expense of $19,000, lower membership fee expense of $22,000 and a decrease in miscellaneous expense of $15,000 partially offset by an increase in legal fees of $63,000 and higher consulting expense of $42,000. General and administrative expenses as a percentage of total revenues were approximately 47% for the three months ended March 31, 2003 and 67% for the three months ended March 31, 2004.

Other (Expense) Income -- Other (expense) income represents the income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income increased from approximately $(9,000) for the three months ended March 31, 2003 to approximately zero for the three months ended March 31, 2004. The expense in 2003 was due primarily to early retirement of certain fixed assets.

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately $5,000 for the three months ended March 31, 2003 to approximately $1,000 for the three months ended March 31, 2004. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $133,000 for the three months ended March 31, 2003 to approximately $518,000 for the three months ended March 31, 2004, substantially all of which was for recognition of a beneficial conversion feature on the 7% Subordinated Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three months ended March 31, 2003 and 2004.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $224,000 during the three months ended March 31, 2004 and approximately $170,000 for the three months ended March 31, 2003. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $2,000 for the three months ended March 31, 2003 and used cash of approximately $286,000 for the three months ended March 31, 2004. Cash used in operating activities resulted principally from net operating losses in the periods offset in part by an increase in accounts payable in 2003 and interest expense in 2004. The increase in cash used in operating activities of approximately $283,000 in the first quarter of 2004 was attributable primarily to an increase in net operating loss of $580,000.

The Company's investing activities provided cash of approximately $15,000 in the three months ended March 31, 2003 and approximately $12,000 in the three months ended March 31, 2004. Net capital expenditures for property and equipment were approximately $6,000 and ($15,000) during the three months ended March 31, 2003 and 2003, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities provided cash of approximately $1,500 during the three months ended March 31, 2003 and provided cash of approximately $980,000 during the three months ended March 31, 2004. In fiscal 2004, the cash was provided primarily by the 7% Notes.

The Company had net tangible assets of ($1,858,000) and ($1,076,000) at December 31, 2003 and March 31, 2004, respectively. As of March 31, 2004, the Company had an accumulated deficit of approximately $67,560,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and a further net loss of $932,840 for the three months ended March 31, 2004. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

In July 2002, the Company took steps to reduce expenses by implementing a reduced workweek designed to ensure that customers' requirements are met without jeopardizing the Company's workforce. The Company effected additional staff reductions in January 2003 and implemented a four-day work week further reducing expenses. The Company returned its staff to a full work-week effective February 1, 2004 to meet engineering enhancements required for existing customers and to introduce its products to a broader customer base. For the immediate future, V-ONE will focus on existing and potential customers in the government sector, targeted marketing operations to commercial accounts and continued minimization of general and administrative expenditures. V-ONE may not be successful in further reducing operating levels without jeopardizing the ability to serve existing customers or grow its business base. In February 2004, the Company completed a private placement of 7% Subordinated Convertible Notes with detachable warrants for an aggregate of $1,200,000, which resulted in net proceeds to the Company of $1,065,690. The Company believes that to maintain operations for any extended period of time it must generate revenue from existing and new customers, raise additional capital or undergo a significant strategic transformative event. The Company's ability to reach sustainable profitability is dependent on its ability to generate sufficient cash flow to meet its obligations and needs on a timely basis or to obtain additional funding.

The Company is seeking to expand its current banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company.

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of March 31, 2004 and the periods in which payments are due:

                                              Payments Due By Period
                               -------------------------------------------------------
                               Remainder     2005       2007    Thereafter   Total
                                of 2004    and 2006   and 2008
                               -------------------------------------------------------
Long-term debt obligations      $104,027  $ 46,234         $0           $0  $  150,261

Convertible debt                 150,000         0          0    1,200,000   1,350,000
                               ---------  --------   --------   ----------  ----------
Operating leases                 174,096   465,069    296,275            0     935,440
                               ---------  -------    --------   ----------  ----------
                                $428,123  $511,303   $296,275   $1,200,000  $2,435,701
                               =========  ========   ========   ==========  ==========

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements during the first three months of fiscal 2004 or 2003.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 20, 2003, BSA Sales, Inc. d/b/a BSA ("BSA") filed a complaint against the Company in the Court of Common Pleas in the County of Greenville, South Carolina, alleging breach of contract for failure to pay disputed fees and seeking damages of a maximum of $75,000. The fees relate to the early termination of a contract by the Company for BSA's non-performance under the contract. The parties proceeded to arbitration as required by the state of North Carolina, but were unsuccessful in settling the matter. The Company agreed to a $20,000 settlement in the matter in April 2004 and the complaint was dismissed with prejudice.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In a closing on February 27, 2004, V-ONE issued 7% Subordinated Convertible Notes with warrants to certain accredited investors for an aggregate principal amount of $1,200,000, resulting in net proceeds to V-ONE of $1,065,690, which will be used for general working capital purposes. The 7% Notes mature on February 27, 2009 and were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Interest at the rate of 7% per annum is payable semi-annually at the option of V-ONE in cash or in shares of Common Stock. The holders may convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $0.20 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of (i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days.

In connection with the 7% Notes offering, V-ONE issued detachable warrants to purchase 6,000,000 shares of Common Stock to the holders of the 7% Notes. The warrants are exercisable beginning on August 27, 2004 at an exercise price of $0.25 per share and expire on August 27, 2008. Beginning 180 days after the effective date of a Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes and exercise of the warrants, V-ONE may call up to 100% of the warrants if the per share market value of its Common Stock has been greater than $.75 for a period of 20 consecutive trading days by issuing a call notice to the warrant holders. The rights and privileges granted to a warrant holder with respect to the shares subject to the call notice shall expire on the twentieth day after the holder receives the call notice if the holder does not exercise the warrant. If the holder does not exercise the warrant, V-ONE shall remit to the warrant holder
(i) $0.01 per share subject to the call notice and (ii) a new warrant representing the number of shares of Common Stock, if any, which were not subject to the call notice. Also in connection with the 7% Notes offering, V-ONE granted warrants to purchase up to a total of 1,260,000 shares of Common Stock to H.C. Wainwright & Co., Inc., placement agent for the 7% Notes offering. The placement agent warrants contain a cashless exercise provision. The other terms of the placement agent warrants mirror those of the warrants granted in connection with the 7% Notes offering.

For the terms and conditions of the 7% Notes and warrants, refer to V-ONE's Form 8-K filed with the SEC on March 5, 2004 and note 6 to the financial statements contained herein.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended March 31, 2004:

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

Form 8-K filed March 5, 2004, reporting under Items 5 and 7.

                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                V-ONE CORPORATION
                                Registrant


Date:  May 11, 2004            By:   /s/ Margaret E. Grayson
                                     ---------------------------------------
                                     Name:  Margaret E. Grayson
                                     Title: President, Chief Executive Officer
                                            and Principal Financial Officer