Form 10-Q
period 2004-06-30
V ONE CORP/ DE
filed 2004-08-16
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                            Outstanding at August 1, 2004
               -----                            -----------------------------
Common Stock, $0.001 par value per share                 15,642,555

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I.            FINANCIAL INFORMATION                                  3

Item 1.            Financial Statements                                   3

                   Condensed Balance Sheets as of June 30, 2004           3
                   (unaudited) and December 31, 2003

                   Condensed Statements of Operations for the             4
                   three and six months ended June 30, 2004
                   (unaudited) and June 30, 2003 (unaudited)

                   Condensed Statements of Cash Flows for the             5
                   six months ended June 30, 2004 (unaudited) and June 30, 2003 (unaudited)

                   Notes to the Condensed Financial Statements            6
                   (unaudited)

Item 2.            Management's Discussion and Analysis of               11
                   Financial Condition and Results of Operations

Item 3.            Quantitative and Qualitative Disclosures              14
                   About Market Risk

Item 4.            Controls and Procedures                               14


PART II.           OTHER INFORMATION                                     14

Item 1.            Legal Proceedings                                     14

Item 2.            Changes in Securities, Use of Proceeds and            14
                   Issuer Purchases of Equity Securities

Item 3.            Defaults Upon Senior Securities                       15

Item 4.            Submission of Matters to a Vote of Security           15
                   Holders

Item 5.            Other Information                                     16

Item 6.            Exhibits and Reports on Form 8-K                      16

SIGNATURE                                                                17

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements

                           V-ONE CORPORATION
                        CONDENSED BALANCE SHEETS

                                                                            June 30, 2004    December 31, 2003
                                 ASSETS                                      (Unaudited)
                                                                           ----------------  ------------------
Current assets:
   Cash and cash equivalents                                                      $ 238,842            $ 27,755
   Certificate of deposit - restricted                                                    -              26,500
   Accounts receivable, less allowances of $20,000 and $15,500 respectively         134,735             606,426
   Finished goods inventory, less allowances of $9,226 and $8,901 respectively          821               3,636
   Prepaid expenses and other assets                                                105,260              61,875
                                                                            ----------------  ------------------
    Total current assets                                                            479,658             726,192

   Property and equipment,  net                                                      72,958              64,138
   Deferred financing costs,  net                                                   342,305                   -
   Deferred costs of business combination                                           154,346                   -
   Deposits                                                                          95,141              95,141
                                                                            ----------------  ------------------
    Total assets                                                                $ 1,144,408           $ 885,471
                                                                            ================  ==================

            LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
   Accounts payable and accrued expenses                                        $ 1,369,224         $ 1,320,361
   Deferred revenue                                                                 687,241             692,914
   Convertible notes payable                                                              -             493,000
   Notes payable, other                                                             110,460             151,248
                                                                            ----------------  ------------------
    Total current liabilities                                                     2,166,925           2,657,523
   Convertible notes payable, noncurrent, net of debt
   discount of $1,118,302                                                            81,698                   -
   Notes payable, other - noncurrent                                                      -              45,287
   Deferred rent                                                                     41,601              40,535
                                                                            ----------------  ------------------
    Total liabilities                                                             2,290,224           2,743,345

Commitments and contingencies

Shareholders' deficiency:
Preferred stock, $.001 par value,13,333,333 shares authorized:
   Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of $1,126,000)                                               43                  43
Series D convertible preferred stock 3,675,000 shares designated,
    3,021,000 shares issued and outstanding                                           3,021               3,021
    (liquidation preference of $5,770,110)
Common stock, $0.001 par value; 75,000,000 shares authorized;
    15,642,555 and 13,950,284 shares issued and outstanding, respectively            15,643              13,950
   Accrued dividends payable                                                      2,974,346           2,517,765
   Additional paid-in capital                                                    64,482,233          62,121,291
   Accumulated deficit                                                          (68,621,102)        (66,513,944)
                                                                            ----------------  ------------------
    Total shareholders' deficiency                                               (1,145,816)         (1,857,874)
                                                                            ----------------  ------------------
    Total liabilities and shareholders' deficiency                              $ 1,144,408           $ 885,471
                                                                            ================  ==================

                       The accompanying notes are an integral part of these financial statements.

                                                           3

                                       V-ONE CORPORATION
                              CONDENSED STATEMENTS OF OPERATIONS

                                      Three months   Three months   Six months     Six months
                                         ended         ended           ended         ended
                                      June 30, 2004 June 30, 2003   June 30, 2004 June 30, 2003
                                      (unaudited)   (unaudited)     (unaudited)   (unaudited)
                                      ------------- -------------   ------------  --------------
Revenues:
  Products                               $ 141,626     $ 771,117      $ 400,257    $ 1,412,219
  Consulting and services                  377,386       384,103        767,474        748,272
                                      ------------- -------------   ------------  --------------
    Total revenues                         519,012     1,155,220      1,167,731      2,160,491

Cost of revenues:
  Products                                   7,295       127,695         13,858        143,100
  Consulting and services                   21,249        14,651         48,793         40,426
                                      ------------- -------------   ------------  --------------
    Total cost of revenues                  28,544       142,346         62,651        183,526
                                      ------------- -------------   ------------  --------------

Gross profit                               490,468     1,012,874      1,105,080      1,976,965

Operating expenses:
  Research and development                 243,265       272,326        465,601        594,439
  Sales and marketing                      433,217       364,265        807,860        747,853
  General and administrative               395,470       373,611        828,329        847,930
                                      ------------- -------------   ------------  --------------
    Total operating expenses             1,071,952     1,010,202      2,101,790      2,190,222
                                      ------------- -------------   ------------  --------------

Operating profit (loss)                   (581,484)        2,672       (996,710)      (213,257)

Other (expense) income:
  Interest expense                        (137,616)      (28,744)      (656,077)      (161,475)
  Interest income                            1,416            20          2,003          5,052
  Other (expense) income                       (52)         (183)           207         (9,153)
                                      ------------- -------------   ------------  --------------
    Total other (expense) income          (136,252)      (28,907)      (653,867)      (165,576)
                                      ------------- -------------   ------------  --------------

Net loss                                  (717,736)      (26,235)    (1,650,577)      (378,833)

Dividends on preferred stock               232,595       171,936        456,581        341,983
                                      ------------- -------------   ------------  --------------

Loss attributable to holders
  of common stock                       $ (950,331)   $ (198,171)   $(2,107,158)    $ (720,816)
                                      ============= =============   ============  ==============

Basic and diluted loss per
  share attributable to
  holders of common stock               $    (0.06)   $    (0.01)   $     (0.14)    $    (0.05)
                                      ============= =============   ============  ==============

Weighted average number of
  common shares outstanding             15,567,350    13,479,425     15,264,324     13,419,627
                                      ============= =============   ============  ==============

            The accompanying notes are an integral part of these financial statements.

                               V-ONE CORPORATION
                        CONDENSED STATEMENTS OF CASH FLOWS

                                                           Six months      Six months
                                                              ended          ended
                                                          June 30, 2004   June 30, 2003
                                                           (unaudited)     (unaudited)
                                                          --------------  -------------
Cash flows from operating activities:
Net loss                                                   $ (1,650,577)    $ (378,833)
Adjustments to reconcile net loss to
  net cash used in operating activities:
Depreciation and amortization                                    26,303        189,032
Amortization of debt discount                                    81,698         11,758
Interest expense-beneficial conversion feature                  434,888         22,000
Interest expense on repricing of warrants                             -         23,890
Amortization of deferred financing costs                         85,692         68,974
Noncash charge related to issuance of warrants,
  options and stock as compensation                               2,088         21,193
Changes in operating assets and liabilities:
  Accounts receivable                                           471,691       (329,524)
  Inventory                                                       2,815          2,952
  Prepaid expenses and other assets                             (43,385)        43,910
  Payments of business combination costs                       (154,346)             -
  Accounts payable and accrued  expenses                         17,474        392,391
  Accrued interest on note payable related to
    financing costs
  Deferred revenue                                               (5,673)      (145,502)
  Deferred rent                                                   1,066          4,524
                                                          --------------  -------------
    Net cash used in operating activities                      (730,266)       (73,235)

Cash flows from investing activities:
  Net purchase of property and equipment                        (35,124)         6,586
  Certificate of deposit redemption                              26,500          8,500
                                                          --------------  -------------
    Net cash provided by (used in)
      investing activities                                       (8,624)        15,086

Cash flows from financing activities:
  Exercise of options and warrants                                  900              -
  Payment of fractional shares                                       (9)             -
  Issuance of common stock under employee
    stock plans                                                   4,072          2,869
  Proceeds of notes payable                                   1,200,000              -
  Payments of deferred financing costs                         (200,301)             -
  Payments on notes payable-other                               (24,068)             -
  Payments of notes payable                                     (30,617)             -
                                                          --------------  -------------
    Net cash provided by financing activities                   949,977          2,869
                                                          --------------  -------------

Net increase (decrease) in cash and cash equivalents            211,087        (55,280)

Cash and cash equivalents at beginning of period                 27,755         93,985
                                                          --------------  -------------

Cash and cash equivalents at end of period                    $ 238,842       $ 38,705
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

2.    Basis of Presentation

The condensed financial statements for the three and six months ended June 30, 2004 and June 30, 2003 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2003 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, which are included in the Company's 2003 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month and six month period ended June 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations.

3.    Common and Preferred Stock

On June 30, 2004, the Company sold 8,426 shares of common stock at a price of $.22015 per share as part of its Employee Stock Purchase Plan.

As of March 31, 2004 holders had converted $1,038,000 or 87% of the 8% Secured Convertible Notes ("8% Notes) into shares of common stock. In April 2004, holders converted the remaining $150,000 or 13% of the 8% Notes into shares of Common Stock.

4.    Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and further net losses of $717,736 and $1,650,577 for the three and six months ended June 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

The Company expanded its banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company. On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. On August 11, 2004, the parties signed a definitive agreement for the transaction. For further information, refer to Part II, Item 5 of this Quarterly Report on Form 10-Q and V-ONE's Current Report on Form 8-K filed with the SEC on August 11, 2004.

5.    8% Secured Convertible Notes with Detachable Warrants

In July and August 2002, the Company closed on approximately $1,188,000 in a private placement of 8% Secured Convertible Notes with detachable warrants, due 180 days after issuance with an additional 180-day extension available at the option of the Company or the holders. Detachable five year warrants, exercisable at $0.50 per share, are included to provide one warrant share for every dollar invested as warrant coverage to the note holders. In January 2003, the Company elected to extend the 8% Notes for an additional 180 days, paid the interest accrued under the initial term of the 8% Notes and agreed to adjust the exercise price of the warrants from $0.50 per share to $0.15 per share. In July 2003, the Company requested and received an extension of the 8% Notes for an additional 180 days and agreed to an increase in the interest rate from 10% to 12% during the extension period. In connection with a restructuring of the 8% Notes, the Company agreed in January 2004 to adjust the conversion price of certain 8% Notes constituting $150,000 in principal to $.18 per share in exchange for an extension of the term of such 8% Notes to July 15, 2004 at an interest rate of 10%. Also in connection with the January 2004 restructuring, the Company adjusted the conversion price of the remaining 8% Notes outstanding, which constituted $343,000 in principal, to $.15 per share and granted warrants to purchase a total of 250,000 shares of Common Stock at an exercise price of $0.18 per share to Joseph Gunnar & Co., LLC, placement agent for the 8% Notes offering. In the three months ended June 30, 2004, 8% Note holders exercised warrants to purchase 130,106 shares of Common Stock.

As of June 30, 2004, holders had converted $1,188,000 or 100% of the 8% notes into shares of Common Stock.

The Company recorded $2,600 in accrued interest expense for the second quarter of 2004. The accrued interest was paid upon conversion of the outstanding 8% Notes.

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

Under the original terms of the 7% Notes, the holders could convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $0.20 per share. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the original conversion price of the 7% Notes to $0.40 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of (i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the closing bid to $2.00 per share.

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

In connection with the 7% Notes offering, V-ONE issued detachable warrants to purchase 6,000,000 shares of Common Stock to the holders of the 7% Notes. The warrants are exercisable beginning on August 27, 2004 at an exercise price of $0.25 per share and expire on August 27, 2008. On May 14, 2004, V-ONE effected a 1:2 reverse stock split reducing the number of shares purchasable under the warrants to 3,000,000 and increasing the exercise price to $0.50. Beginning 180 days after the effective date of a Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes and exercise of the warrants, V-ONE may call up to 100% of the warrants if the per share market value of its Common Stock has been greater than $0.75 for a period of 20 consecutive trading days by issuing a call notice to the warrant holders. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the per share market value required for a call of the warrants to $1.50. The rights and privileges granted to a warrant holder with respect to the shares subject to the call notice shall expire on the twentieth day after the holder receives the call notice if the holder does not exercise the warrant. If the holder does not exercise the warrant, V-ONE shall remit to the warrant holder (i) $0.01 per share subject to the call notice and (ii) a new warrant representing the number of shares of Common Stock, if any, which were not subject to the call notice.

The exercise price and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants are subject to equitable adjustment in the event of stock dividends, stock splits and similar events affecting the Common Stock. In addition, if V-ONE issues any shares of Common Stock or equivalents at a purchase price less than the then current conversion price for the 7% Notes or warrant exercise price, the conversion price and warrant exercise price will be equitably reduced, and number of shares of Common Stock to be issued upon conversion of the 7% Notes and exercise of the warrants adjusted accordingly. However, in no event shall the conversion price, or exercise price in the event of the issuance of V-ONE securities at less than the current warrant exercise price, be less than $0.15 per share. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the minimum warrant exercise price to $0.30 per share.

In connection with the 7% Notes offering, V-ONE granted warrants to purchase up to a total of 1,260,000 shares of Common Stock to H.C. Wainwright & Co., Inc., placement agent for the 7% Notes offering. As a result of the stock split effected in May 2004, the shares that may be purchased under warrants issued to H.C. Wainwright & Co., Inc. have been reduced to 630,000. The placement agent warrants include a cashless exercise provision. The remaining terms of the placement agent warrants mirror those of the warrants granted in connection with the 7% Notes offering.

Upon issuance of the 7% Notes, the Company recorded a debt discount of approximately $1,200,000 in accordance with the accounting requirements for a beneficial conversion feature on the 7% Notes. The debt discount will be amortized over the 5 year term of the notes. During the three and six months ended June 30, 2004, the Company amortized $21,698 and $60,000 of the discount to interest expense, respectively. Additionally, the Company recorded $21,233 in accrued interest expense for the second quarter of 2004.

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

                                       Three months ended June 30,               Six months ended June 30,
                                  --------------------------------------    ------------------------------------
                                        2004                2003                  2004               2003
Net Loss, as reported              $  (717,736)         $  (26,235)          $  (1,650,577)      $  (378,833)
Add: Stock-based employee
compensation expense included
in reported net income, net
of related tax effects
Deduct: Total stock-based
employee compensation income (expense)
determined under fair value
based method for all awards,
net of related tax effects         $    49,557          $  (66,407)          $     (19,081)      $  (132,814)
                                  -----------------    -----------------    ----------------    ----------------

Pro forma net loss                 $  (668,179)         $  (92,642)          $  (1,669,658)      $  (511,647)
                                  =================    =================    ================    ================
Earnings per share:
Basic - as reported                $     (0.05)         $    (0.00)          $       (0.11)      $     (0.03)
Basic - pro forma                  $     (0.04)         $    (0.01)          $       (0.11)      $     (0.04)

Diluted - as reported              $     (0.06)         $    (0.00)          $       (0.11)      $     (0.03)
Diluted - pro forma                $     (0.05)         $    (0.01)          $       (0.11)      $     (0.04)

Denominator for basic and
diluted net loss per share-
adjusted weighted average
shares                              15,567,350          13,479,425(1)           15,264,324        13,419,627(1)
                                  =================    =================    ================     ===============

(1) reflects 1:2 reverse stock split effected May 14, 2004


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

8.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                 Three Months ended June 30,                 Six Months ended June 30
                                           ----------------------------------------   ----------------------------------------
                                                  2004                  2003                2004                   2003
Numerator:
Net Loss                                         $ (717,736)            $  (26,235)      $ (1,650,577)             $ (378,833)
Less:  Dividend on preferred stock                 (232,595)              (171,936)          (456,581)               (341,983)
                                           -----------------     ------------------   ----------------     -------------------
Net loss attributable to holders of
 common stock                                    $ (950,331)            $ (198,171)      $ (2,107,158)             $ (720,816)
                                           =================     ==================   ================     ===================

Denominator:
Denominator for basic and diluted net
 loss per share-weighted average
 shares                                          15,567,350             13,479,425         15,264,324              13,419,627

Effect of dilutive securities:
    Preferred Stock                                       -                      -                  -                       -
    Stock Options                                         -                      -                  -                       -
    Warrants                                              -                      -                  -                       -
                                           -----------------     ------------------   ----------------     -------------------
Dilutive potential common shares                          -                      -                  -                       -
                                           -----------------     ------------------   ----------------     -------------------

Denominator for diluted net loss per
 share-adjusted weighted average shares          15,567,350             13,479,425(1)      15,264,324              13,419,627 (1)
                                           =================     ==================   ================     ===================

Net loss attributable to holders of
 common stock                                       $ (0.06)               $ (0.01)           $ (0.14)                $ (0.05)
                                           =================     ==================   ================     ===================


(1)   reflects 1:2 reverse stock split effected May 14, 2004


The following equity  instruments were not included in the diluted net loss per share calculation  because their effect would be anti-dilutive:

                                  Six Months ended June 30
                                   2004            2003
                                ------------    -----------

         Preferred stock:
           Series  D             1,510,500      1,510,500 (1)
         Stock options           2,458,699      2,569,479 (1)
         Warrants                4,693,662      1,153,352 (1)

(1)   reflects 1:2 reverse stock split effected May 14, 2004


9.    Supplemental Cash Flow Disclosure

                                                 Three Months Ended              Six Months Ended
                                            June 30, 2004  June 30, 2003   June 30, 2004   June 30, 2003
                                            -------------  -------------   -------------   -------------
      Cash paid for interest                       14,818          1,194          52,299          27,702
      Non-cash investing and financing
      activities:
        Debt discount on 7%
        Convertible Notes                               0              0       1,200,000               0
        Issuance of warrants for
        financing costs                                 0              0         227,696               0
      Debt converted to common stock              150,000         50,000         343,000          25,000

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $1,155,000 and $2,160,000 for the three and six months ended June 30, 2003, respectively, to approximately $519,000 and $1,168,000 for the three and six months ended June 30, 2004, respectively. This decrease of approximately $636,000 or 55% and $993,000 or 46% is due primarily to a decrease in product revenue of $629,000 and $1,012,000 for the three and six months ended June 30, 2004, respectively. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $771,000 and $1,412,000 for the three and six months ended June 30, 2003, respectively, to approximately $142,000 and $400,000 for the three and six months ended June 30, 2004, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues decreased from approximately $384,000 for the three months ended June 30, 2003 to approximately $377,000 for the three months ended June 30, 2004. Consulting and services revenues increased from approximately $748,000 for the six months ended June 30, 2003 to approximately $767,000 for the six months ended June 30, 2004. This was due principally to an increase in the number of renewing maintenance contracts provided to customers in the first quarter of fiscal 2004.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues decreased from approximately 12% and 9% for the three and six months ended June 30, 2003, respectively, to approximately 6% and 5% for the three and six months ended June 30, 2004, respectively. The percentage decrease was primarily due to lower sales of software licenses and SmartGuard appliances sales in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues decreased from approximately $128,000 and $143,000 or the three and six months ended June 30, 2003, respectively to approximately $7,000 and $14,000 for the three and six months ended June 30, 2004, respectively. The decrease in cost of product revenues for the three and six months ended June 30, 2004 was primarily attributable to lower sales of SmartGuard appliances and turnkey hardware solutions in the current year. Cost of product revenues as a percentage of product revenues was approximately 11% and 7% for the three and six months ended June 30, 2003, respectively and approximately 1% for the three and six month periods ended June 30, 2004.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues increased from approximately $15,000 and $40,000 for the three and six months ended June 30, 2003, respectively, to approximately $21,000 and $49,000 for the three and six months ended June 30, 2004, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenue was approximately 1% and 2% for the three and six months ended June 30, 2003, respectively, and 4% for the three and six month periods ended June 30, 2004.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $272,000 and $594,000 for the three and six months ended June 30, 2003, respectively, to approximately $243,000 and $466,000 for the three and six months ended June 30, 2004, respectively. The dollar decrease of approximately $29,000 and $128,000, was primarily due to lower consulting expense of $13,000 and $21,000, lower depreciation expense of $30,000 and $80,000 and lower rent expense of $13,000 and $25,000 partially offset by higher salary expense of $32,000 and $1,000, respectively. Research and development expense as a percentage of total revenue was approximately 24% and 28% for the three and six months ended June 30, 2003, respectively, and approximately 47% and 40% for the three and six months ended June 30, 2004, respectively. The percentage increase was primarily due to lower revenues for the three and six months ended June 30, 2004.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expenses increased from approximately $364,000 and $748,000 for the three and six months ended June 30, 2003, respectively, to approximately $433,000 and $808,000 for the three and six months ended June 30, 2004, respectively. The dollar increase of $69,000 and $60,000 for the three and six months ended June 30, 2004, respectively, relates primarily to higher salary expense of $55,000 and $79,000, higher marketing expense of $35,000 and $43,000, higher consulting expense of $22,000 and $22,000, higher travel expense of $20,000 and $16,000 and higher public relations expense of $30,000 and $21,000 partially offset by lower commission expense of $77,000 and $66,000, lower telephone expense of $5,000 and $10,000 and lower depreciation expense of $16,000 and $57,000, respectively. Sales and marketing expenses as a percentage of total revenues were approximately 32% and 35% for the three and six months ended June 30, 2003, respectively, and approximately 84% and 69% for the three and six months ended June 30, 2004, respectively. The percentage increase is due primarily to lower revenue for fiscal 2004 when compared to the same period for fiscal 2003.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expenses increased from approximately $374,000 for the three months ended June 30, 2003 to approximately $395,000 for the three months ended June 30, 2004 and decreased from approximately $848,000 for the six months ended June 30, 2003 to approximately $828,000 for the six months ended June 30, 2004. The increase in expense of approximately $22,000 for the three months ended June 30, 2004 was due principally to higher salary expense of $26,000, higher consulting expense of $20,000, higher annual report expense of $12,000, higher travel expense of $3,000, higher membership expenses of $18,000 and higher accounting and audit fees of $2,000 partially offset by lower depreciation expense of $6,000, lower commission expense of $16,000 and a decrease in legal expense of $33,000. The decrease in expense of approximately $19,000 for the six months ended June 30, 2004 is primarily due to a decrease in commission expense of $20,000, a decrease in accounting and audit fees of $79,000, a decrease in miscellaneous expense of $16,000 and a decrease in depreciation expense of $25,000, partially offset by an increase in salary expense of $26,000, an increase in legal expense of $30,000, an increase in consulting expense of $63,000 and an increase an annual report expense of $13,000. General and administrative expenses as a percentage of total revenues were approximately 32% and 39% for the three and six months ended June 30, 2003 and 76% and 71% for the three and six months ended June 30, 2004.

Other (Expense) Income -- Other (expense) income represents the income or expense resulting from non-operational activities that are of an infrequently occurring nature. Other (expense) income increased from approximately zero and $(9,000) for the three and six months ended June 30, 2003, respectively, to approximately zero for the three and six months ended June 30, 2004. The expense in 2003 was due primarily to early retirement of certain fixed assets.

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately zero and $5,000 for the three and six months ended June 30, 2003, respectively, to approximately $1,000 and $2,000 for the three and six months ended June 30, 2004, respectively. The increase was attributable to higher levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $29,000 and $161,000 for the three and six months ended June 30, 2003, respectively, to approximately $138,000 and $656,000 for the three and six months ended June 30, 2004, respectively, substantially all of which was for recognition of a beneficial conversion feature on the 7% Subordinated Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and six months ended June 30, 2003 and 2004.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $233,000 and $457,000 during the three and six months ended June 30, 2004, respectively, and approximately $172,000 and $342,000 for the three and six months ended June 30, 2003, respectively. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $73,000 for the six months ended June 30, 2003 and used cash of approximately $730,000 for the six months ended June 30, 2004. Cash used in operating activities resulted principally from net operating losses in the periods offset in part by an increase in accounts payable in 2003 and interest expense and accounts receivable in 2004. The increase in cash used in operating activities of approximately $657,000 in the first six months of 2004 was attributable primarily to an increase in net operating loss of $1,426,000.

The Company's investing activities provided cash of approximately $15,000 in the six months ended June 30, 2003 and used approximately $9,000 in the six months ended June 30, 2004. Net capital expenditures for property and equipment were approximately $7,000 and ($35,000) during the six months ended June 30, 2003 and 2004, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities provided cash of approximately $3,000 during the six months ended June 30, 2003 and provided cash of approximately $950,000 during the six months ended June 30, 2004. In fiscal 2004, the cash was provided primarily by the 7% Notes.

The Company had a working capital deficiency of ($1,931,000) and ($1,638,000) at December 31, 2003 and June 30, 2004, respectively. As of June 30, 2004, the Company had an accumulated deficit of approximately $68,621,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and a further net losses of $717,736 and $1,650,577 for the three and six months ended June 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

The Company expanded its banking relationships to explore alternatives to preserve its operations and maximize shareholder value, including potential strategic partnering relationships, a business combination with a strategically placed partner, or a sale of the Company. On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. On August 11, 2004, the parties signed a definitive agreement for the transaction. For further information, refer to Part II, Item 5 of this Quarterly Report on Form 10-Q and V-ONE's Current Report on Form 8-K filed with the SEC on August 11, 2004.

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of June 30, 2004 and the periods in which payments are due:

                                                     Payments Due By Period
                                 ----------------------------------------------------------------
                                   Remainder      2005        2007     Thereafter       Total
                                    of 2004     and 2006    and 2008
                                 ----------------------------------------------------------------
Long-term debt obligations           $69,351    $46,234           $0            $0      $115,585
Convertible debt                           0          0            0     1,200,000     1,200,000
                                 ------------  ---------   ----------  ------------  ------------
Operating leases                     116,064    465,069      296,275             0       877,408
                                 ------------  ---------   ----------  ------------  ------------
                                    $185,415   $511,303     $296,275    $1,200,000    $2,192,993
                                 ============  =========   ==========  ============  ============

OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements during the first three and six months of fiscal 2004 or 2003.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the Company's President, Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's President, Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In a closing on February 27, 2004, V-ONE issued 7% Subordinated Convertible Notes with warrants to certain accredited investors for an aggregate principal amount of $1,200,000, resulting in net proceeds to V-ONE of $1,065,690, which will be used for general working capital purposes. The 7% Notes mature on February 27, 2009 and were sold pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. Interest at the rate of 7% per annum is payable semi-annually at the option of V-ONE in cash or in shares of Common Stock. The holders may convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $0.20 per share. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the original conversion price of the 7% Notes to $0.40 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of (i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the closing bid to $2.00 per share.

In connection with the 7% Notes offering, V-ONE issued detachable warrants to purchase 6,000,000 shares of Common Stock to the holders of the 7% Notes. The warrants are exercisable beginning on August 27, 2004 at an exercise price of $0.25 per share and expire on August 27, 2008. On May 14, 2004, V-ONE effected a 1:2 reverse stock split reducing the number of shares purchasable under the warrants to 3,000,000 and increasing the exercise price to $.50. Beginning 180 days after the effective date of a Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes and exercise of the warrants, V-ONE may call up to 100% of the warrants if the per share market value of its Common Stock has been greater than $.75 for a period of 20 consecutive trading days by issuing a call notice to the warrant holders. The rights and privileges granted to a warrant holder with respect to the shares subject to the call notice shall expire on the twentieth day after the holder receives the call notice if the holder does not exercise the warrant. If the holder does not exercise the warrant, V-ONE shall remit to the warrant holder (i) $0.01 per share subject to the call notice and (ii) a new warrant representing the number of shares of Common Stock, if any, which were not subject to the call notice. Also in connection with the 7% Notes offering, V-ONE granted warrants to purchase up to a total of 1,260,000 shares of Common Stock to H.C. Wainwright & Co., Inc., placement agent for the 7% Notes offering. As a result of the May 2004 1:2 reverse stock split, such shares have been reduced to 630,000. The placement agent warrants contain a cashless exercise provision. The other terms of the placement agent warrants mirror those of the warrants granted in connection with the 7% Notes offering.

For the terms and conditions of the 7% Notes and warrants, refer to V-ONE's Form 8-K filed with the SEC on March 5, 2004 and note 6 to the financial statements contained herein.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 13,  2004,  the  following  items were voted on at the Annual  Meeting of
Shareholders:

               Reelection
Proposal 1*:  of Directors         For      Withheld   Abstain   Broker Non-Vote
                                   ---      --------   -------   ---------------

              Molly G. Bayley   24,796,147   198,874      0        18,791,123

Proposal 2*:  Amendment  to  the  Company's  certificate  of  incorporation,  as amended and restated, to effect a 1:2 reverse stock split of Company common stock.

              For             Against     Abstain         Broker Non-Votes
              ---             -------     -------         ----------------
              23,459,243      1,504,146    21,632            18,791,123

Proposal 3:  Amendment  to the  Company's  1998   Amended  Incentive  Stock Plan
             increasing the number of shares of common stock authorized and reserved for issuance under the plan from 5,000,000 to 6,000,000.

             For              Against     Abstain         Broker Non-Votes
             ---              -------     -------         ----------------
             5,647,854         502,267    50,777                  0


Proposal 4*: Ratification of appointment of Aronson &  Company  as the  auditors of the Company for the year ending December 31, 2004.

             For              Against     Abstain         Broker Non-Votes
             ---              -------     -------         ----------------
             24,694,306         94,581    206,134            18,791,123

----------
* Broker non-votes are included in "For" votes on this proposal.


Item 5.  Other Information

On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. The letter of intent contemplated that V-ONE common shareholders would receive one share of SteelCloud Common Stock in exchange for approximately 8.5 shares of V-ONE Common Stock. Because of continuing delays in the governmental programs underlying V-ONE's revenue plan and the resulting adverse effect on V-ONE's financial position, the parties renegotiated the transaction valuation, taking into consideration the risks associated with possible additional delays in V-ONE's government programs. The parties have signed a definitive agreement, a copy of which was filed with the Securities and Exchange Commission on August 11, 2004 as an exhibit to V-ONE's Current Report on Form 8-K. The definitive agreement contemplates that V-ONE common shareholders will receive one share of SteelCloud Common Stock in exchange for approximately 21 shares of V-ONE Common Stock, plus warrants to purchase an aggregate of 750,000 shares of SteelCloud Common Stock. The management and respective Boards of Directors of SteelCloud and V-ONE have approved this transaction subject to shareholder approval and other customary closing conditions.


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended June 30, 2004:

Exhibit                             Description
-------                             -----------

3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation dated May 13, 2004

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Title 18, United States Code, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

Form 8-K filed May 20, 2004, reporting under Items 5 and 7.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    V-ONE CORPORATION
                                    Registrant


Date:  August 16, 2004              By:   /s/ Margaret E. Grayson
                                          --------------------------------------
                                          Name:   Margaret E. Grayson
                                          Title:  President, Chief Executive
                                                  Officer and Principal
                                                  Financial Officer