Form 10-Q
period 2004-09-30
V ONE CORP/ DE
filed 2004-11-15
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended: September 30, 2004

                                       OR

[ ]             TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

                         Commission File Number 0-21511

                                V-ONE CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               52-1953278
               ------------                             ----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X].

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at October 26, 2004
              -----                             -------------------------------
Common Stock, $0.001 par value per share                  15,642,555

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.    FINANCIAL INFORMATION                                             3

Item 1.    Financial Statements                                              3

           Condensed Balance Sheets as of September 30, 2004                 3
           (unaudited) and December 31, 2003

           Condensed Statements of Operations for the three and              4
           nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

           Condensed Statements of Cash Flows for the nine months            5
           ended September 30, 2004 (unaudited) and September 30,
           2003 (unaudited)

           Notes to the Condensed Financial Statements (unaudited)           6

Item 2.    Management's Discussion and Analysis of Financial                11
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About                   14
           Market Risk

Item 4.    Controls and Procedures                                          14


PART II.   OTHER INFORMATION                                                15

Item 1.    Legal Proceedings                                                15

Item 2.    Unregistered Sales of Equity Securities and Use of               15
           Proceeds

Item 3.    Defaults Upon Senior Securities                                  15

Item 4.    Submission of Matters to a Vote of Security Holders              15

Item 5.    Other Information                                                15

Item 6.    Exhibits                                                         15

SIGNATURE                                                                   16

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                     V-ONE CORPORATION
                                                 CONDENSED BALANCE SHEETS


                                                                                September 30, 2004      December 31, 2003
                           ASSETS                                                  (Unaudited)
                                                                               --------------------    -------------------
Current assets:
  Cash and cash equivalents                                                        $       272,934         $        27,755
  Certificate of deposit - restricted                                                            -                  26,500
  Accounts receivable, less allowances of $20,000 and $15,500 respectively                 188,302                 606,426
  Finished goods inventory, less allowances of $9,226 and $8,901 respectively                1,881                   3,636
  Prepaid expenses and other assets                                                         80,920                  61,875
                                                                                   ----------------        ----------------
    Total current assets                                                                   544,037                 726,192

  Property and equipment,  net                                                              74,884                  64,138
  Deferred financing costs,  net                                                           316,346                       -
  Deposits                                                                                  95,141                  95,141
                                                                                   ----------------        ----------------
    Total assets                                                                   $     1,030,408         $       885,471
                                                                                   ================        ================

           LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                                            $     1,694,250         $     1,320,361
  Deferred revenue                                                                       1,032,821                 692,914
  Convertible notes payable                                                                      -                 493,000
  Notes payable, other                                                                      78,279                 151,248
                                                                                   ----------------         ---------------
    Total current liabilities                                                            2,805,350               2,657,523
  Convertible notes payable, noncurrent, net of debt
  discount of $1,058,302                                                                   141,698                       -
  Notes payable, other - noncurrent                                                              -                  45,287
  Deferred rent                                                                             41,605                  40,535
                                                                                   ----------------         ---------------
    Total liabilities                                                                    2,988,653               2,743,345

Commitments and contingencies

Shareholders' deficiency:
Preferred stock, $.001 par value,13,333,333 shares authorized:
  Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of $1,126,000)                                                      43                      43
  Series D convertible preferred stock 3,675,000 shares designated,
    3,021,000 shares issued and outstanding                                                  3,021                   3,021
    (liquidation preference of $5,770,110 )
Common stock, $0.001 par value; 75,000,000 shares authorized;
  15,642,555 and 13,950,284 shares issued and outstanding, respectively                     15,643                  13,950
Accrued dividends payable                                                                3,213,058               2,517,765
Additional paid-in capital                                                              64,483,268              62,121,291
Accumulated deficit                                                                    (69,673,278)            (66,513,944)
                                                                                   ----------------         ---------------
    Total shareholders' deficiency                                                      (1,958,245)             (1,857,874)
                                                                                   ----------------         ---------------
    Total liabilities and shareholders' deficiency                                     $ 1,030,408               $ 885,471
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

                                                            3


                                                     V-ONE CORPORATION
                                            CONDENSED STATEMENTS OF OPERATIONS


                                    Three months         Three months          Nine months          Nine months
                                       ended                ended                  ended                ended
                                  September 30, 2004   September 30, 2003   September 30, 2004   September 30, 2003
                                      (unaudited)          (unaudited)          (unaudited)         (unaudited)
                                 -------------------- -------------------- -------------------- --------------------
Revenues:
  Products                       $           205,966    $         489,907    $         606,223   $        1,902,127
  Consulting and services                    385,312              388,859            1,152,786            1,137,131
                                 -------------------- -------------------- -------------------- --------------------
    Total revenues                           591,278              878,766            1,759,009            3,039,258

Cost of revenues:
  Products                                    56,282                9,443               70,140              152,544
  Consulting and services                     16,983               27,284               65,776               67,710
                                 -------------------- -------------------- -------------------- --------------------
    Total cost of revenues                    73,265               36,727              135,916              220,254
                                 -------------------- -------------------- -------------------- --------------------

Gross profit                                 518,013              842,039            1,623,093            2,819,004


Operating expenses:
  Research and development                   244,814              263,096              710,415              857,535
  Sales and marketing                        417,759              321,680            1,225,619            1,069,533
  General and administrative                 313,680              315,116            1,142,008            1,163,046
                                 -------------------- -------------------- -------------------- --------------------
    Total operating expenses                 976,253              899,892            3,078,042            3,090,114
                                 -------------------- -------------------- -------------------- --------------------

Operating profit (loss)                     (458,240)             (57,853)          (1,454,949)            (271,110)

Other (expense) income:
  Interest expense                          (111,265)             (22,363)            (767,342)            (183,838)
  Interest income                                197                  103                2,200                5,154
  Business combination costs                (244,158)                   -             (244,158)                   -
  Other (expense) income                           -                    -                  207               (9,153)
                                 -------------------- -------------------- -------------------- --------------------
    Total other (expense) income            (355,226)             (22,260)          (1,009,093)            (187,837)
                                 -------------------- -------------------- -------------------- --------------------
Net loss                                    (813,466)             (80,113)          (2,464,042)            (458,947)

Dividends on preferred stock                 238,712              173,826              695,293              515,808
                                 -------------------- -------------------- -------------------- --------------------

Loss attributable to holders of
  common stock                   $        (1,052,178)  $         (253,939)  $       (3,159,335)  $         (974,755)
                                 ==================== ==================== ==================== ====================

Basic and diluted loss per share
  attributable to holders of
  common stock                   $             (0.07)  $            (0.02)  $            (0.21)  $             0.07)
                                 ==================== ==================== ==================== ====================

Weighted average number of
  common shares outstanding               15,642,555           13,618,346           15,391,321            13,486,595
                                 ==================== ==================== ==================== ====================

                        The accompanying notes are an integral part of these financial statements.


                                          V-ONE CORPORATION
                                 CONDENSED STATEMENTS OF CASH FLOWS



                                                               Nine months            Nine months
                                                                  ended                  ended
                                                            September 30, 2004     September 30, 2003
                                                                (unaudited)             (unaudited)
                                                            --------------------  --------------------
Cash flows from operating activities:
Net loss                                                     $     (2,464,042)     $      (458,947)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                          36,878              231,893
Amortization of debt discount                                         141,698               11,758
Interest expense-beneficial conversion feature                        434,888               22,000
Interest expense on repricing of warrants                                   -               23,890
Amortization of deferred financing costs                              111,652               68,974
Noncash charge related to issuance of warrants,
  options and stock as compensation                                     3,123               51,757
Changes in operating assets and liabilities:
  Accounts receivable                                                 418,124             (469,958)
  Inventory                                                             1,755                2,250
  Deferred financing costs                                                  -               68,974
  Prepaid expenses and other assets                                   (19,045)              26,234
  Accounts payable and accrued  expenses                              310,318              356,746
  Deferred revenue                                                    339,907              (45,600)
  Deferred rent                                                         1,070                6,114
                                                            --------------------  --------------------
    Net cash used in operating activities                            (683,674)            (103,915)

Cash flows from investing activities:
  Net purchase of property and equipment                              (47,624)               6,586
  Certificate of deposit redemption                                    26,500                8,500
                                                            --------------------  --------------------
    Net cash provided by (used in) investing activities               (21,124)              15,086

Cash flows from financing activities:
  Exercise of options and warrants                                        900                3,750
  Payment of fractional shares                                             (9)                   -
  Issuance of common stock under employee stock plans                   4,072                4,356
  Proceeds of notes payable                                         1,200,000                    -
  Payments of deferred financing costs                               (200,301)                   -
  Payments on notes payable-other                                     (24,068)                   -
  Payments of notes payable                                           (30,617)                   -
                                                            --------------------  --------------------
    Net cash provided by financing activities                         949,977                8,106
                                                            --------------------  --------------------

Net increase (decrease) in cash and cash equivalents                  245,179              (80,723)

Cash and cash equivalents at beginning of period                       27,755               93,985
                                                            --------------------  --------------------

Cash and cash equivalents at end of period                   $        272,934      $        13,262
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

2.       Basis of Presentation

The condensed financial statements for the three and nine months ended September 30, 2004 and September 30, 2003 are unaudited and reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to present fairly the results for the interim periods. The balance sheet at December 31, 2003 is as presented in the financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the audited financial statements as of December 31, 2003 and 2002 and for the three years ended December 31, 2003, which are included in the Company's 2003 Annual Report on Form 10-K ("Form 10-K").

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

The results of operations for the three-month and nine month period ended September 30, 2004 are not necessarily indicative of the results expected for the full year ending December 31, 2004.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations.

3.       Common and Preferred Stock

As of September 30, 2004 holders had converted all of the 8% Secured Convertible Notes ("8% Notes) into shares of common stock.

4.       Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and further net losses of $813,466 and $2,464,042 for the three and nine months ended September 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. On August 11, 2004, the parties signed a definitive agreement for the transaction. On September 28, 2004, the Company and SteelCloud mutually agreed to terminate the definitive agreement. For further information, refer to Part II, Item 5 of this Quarterly Report on Form 10-Q, V-ONE's Current Report on Form 8-K filed with the SEC on August 11, 2004 and V-ONE's Current Report on Form 8-K filed with the SEC on September 29, 2004.

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

As of September 30, 2004, holders had converted $1,188,000, or 100% of the 8% Notes, into shares of Common Stock.

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

Under the original terms of the 7% Notes, the holders could convert the principal amount of their 7% Notes, in whole or in part, at any time into shares of Common Stock at a conversion price of $0.20 per share. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the original conversion price of the 7% Notes to $0.40 per share. In addition, subject to certain terms, the principal amount of the 7% Notes plus all accrued and unpaid interest shall automatically convert into shares of Common Stock at the then current conversion price on the earlier of (i) February 27, 2009 and (ii) the first date which is at least 180 days following the effective date of the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes that the closing bid price of V-ONE Common Stock exceeds $1.00 for a period of 20 consecutive trading days. On May 14, 2004, V-ONE effected a 1:2 reverse stock split modifying the closing bid price to $2.00 per share.

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

Upon issuance of the 7% Notes, the Company recorded a debt discount of approximately $1,200,000 in accordance with the accounting requirements for a beneficial conversion feature on the 7% Notes. The debt discount will be amortized over the 5 year term of the notes. During the three and nine months ended September 30, 2004, the Company amortized $60,000 and $141,698 of the discount to interest expense, respectively. Additionally, the Company recorded $21,467 in accrued interest expense for the third quarter of 2004.

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


                                           Three months ended September 30,    Nine months ended September 30,
                                           --------------------------------    -----------------------------
                                               2004              2003              2004            2003
                                               ----              ----              ----            ----
Net Loss, as reported                      $  (1,052,178)     $  (253,939)     $  (3,159,335)  $  (974,755)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects
Deduct: Total stock-based employee
compensation income (expense) determined
under fair value based method for all
awards, net of related tax effects         $      37,181      $   (66,407)     $      56,262   $  (199,221)
                                           -------------      ------------     -------------   ------------

Pro forma net loss                         $  (1,014,997)     $  (320,346)     $  (3,103,073)  $(1,173,976)
                                           ==============     ============     ==============  ============

Earnings per share:
Basic - as reported                        $       (0.07)     $     (0.02)     $       (0.21)  $     (0.07)
Basic - pro forma                          $       (0.06)     $     (0.02)     $       (0.20)  $     (0.09)

Diluted - as reported                      $       (0.07)     $     (0.02)     $       (0.21)  $     (0.03)
Diluted - pro forma                        $       (0.06)     $     (0.01)     $       (0.20)  $     (0.04)

Denominator for basic and diluted net
loss per share-adjusted weighted
average shares                               l15,642,555       13,618,346 (1)     15,391,321    13,486,595 (1)
                                           ==============     ============     ==============  ============

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

8.       Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                      Three Months ended September 30,    Nine Months ended September 30,
                                      ---------------------------------   -------------------------------
                                          2004               2003             2004              2003
                                          ----               ----             ----              ----
Numerator:

Net Loss                              $    (813,466)    $      (80,113)   $ (2,464,042)      $  (458,947)
Less:  Dividend on preferred stock         (238,712)          (173,826)       (695,293)         (515,808)
                                      --------------    ---------------   -------------    --------------
Net loss attributable to holders
 of common stock                      $  (1,052,178)    $     (253,939)   $ (3,159,335)      $  (974,755)
                                      ==============    ===============   =============    ==============

Denominator:
Denominator for basic and diluted
 net loss per share
 - weighted average shares               15,642,555         13,618,346      15,391,321        13,486,595

Effect of dilutive securities:
 Preferred Stock                                  -                  -               -                 -
 Stock Options                                    -                  -               -                 -
 Warrants                                         -                  -               -                 -
                                      --------------    ---------------   -------------    --------------
Dilutive potential common shares                  -                  -               -                 -
                                      --------------    ---------------   -------------    --------------

Denominator for diluted net loss
 per share -  adjusted weighted
 average shares                          15,642,555         13,618,346 (1)  15,391,321        13,486,595
                                      ==============    ===============   =============    ==============

Net loss attributable to holders
 of common stock                      $       (0.07)    $        (0.02)   $      (0.21)    $       (0.07)
                                      ==============    ===============   =============    ==============

(1) reflects 1:2 reverse stock split effected May 14, 2004


The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                                         Nine Months ended September 30,
                                           2004               2003
                                       --------------     --------------

           Preferred stock:
                  Series  D              1,510,500          1,510,500  (1)
           Stock options                 2,331,068          2,485,577  (1)
           Warrants                      4,693,662          1,153,352  (1)

(1)      reflects 1:2 reverse stock split effected May 14, 2004


9.       Supplemental Cash Flow Disclosure

                                                              Three Months Ended                Nine Months Ended
                                                        Sept. 30, 2004    Sept. 30, 2003   Sept. 30, 2004   Sept. 30, 2003
                                                        --------------    --------------   --------------   --------------
Cash paid for interest                                           3,838            25,157           56,138           52,859
Non-cash investing and financing activities:
  Beneficial conversion feature on 7% Convertible                    0                 0        1,200,000                0
    Notes
  Issuance of warrants for financing costs                           0                 0          227,696                0
Debt converted to common stock                                       0                 0          343,000           25,000



Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements may differ in a material way from actual future events. For instance, factors that could cause results to differ from future events include rapid rates of technological change and intense competition, among others. The Company's total revenues and operating results have varied substantially from quarter to quarter and should not be relied upon as an indication of future results. Several factors may affect the ability to forecast the Company's quarterly operating results, including the size and timing of individual software and hardware sales; the length of the Company's sales cycle; the level of sales and marketing, research and development and administrative expenses; and general economic conditions.

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $879,000 and $3,039,000 for the three and nine months ended September 30, 2003, respectively, to approximately $591,000 and $1,759,000 for the three and nine months ended September 30, 2004, respectively. This decrease of approximately $287,000 or 33% and $1,280,000 or 42% is due primarily to a decrease in product revenue of $284,000 and $1,296,000 for the three and nine months ended September 30, 2004, respectively, offset in part by an increase in consulting and services revenues for the nine months ended September 30, 2004. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $490,000 and $1,902,000 for the three and nine months ended September 30, 2003, respectively, to approximately $206,000 and $606,000 for the three and nine months ended September 30, 2004, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues decreased from approximately $389,000 for the three months ended September 30, 2003 to approximately $385,000 for the three months ended September 30, 2004. Consulting and services revenues increased from approximately $1,137,000,000 for the nine months ended September 30, 2003 to approximately $1,153,000 for the nine months ended September 30, 2004. This was due principally to an increase in the number of renewing maintenance contracts provided to customers in the first quarter of fiscal 2004.

The Company cannot be certain that revenue will, in fact, become more predictable or certain of the relative levels of software, hardware, consulting and services revenues to be generated in future periods.

COST OF REVENUES

Total cost of revenues as a percentage of total revenues increased from approximately 4% and 7% for the three and nine months ended September 30, 2003, respectively, to approximately 12% and 8% for the three and nine months ended September 30, 2004, respectively. The percentage increase was primarily due to the purchase of SmartGuard hardware for immediate fulfillment of an order for the U.S. Army in the third quarter of 2004 and lower sales of software licenses in the current year. Total cost of revenues is comprised of cost of product revenues and cost of consulting and services revenues.

Cost of product revenues consists principally of the costs of computer hardware, licensed technology, manuals and labor associated with the distribution and support of the Company's products. Cost of product revenues increased from approximately $9,000 for the three months ended September 30, 2003 to approximately $56,000 for the three months ended September 30, 2004 and decreased from approximately $153,000 for the nine months ended September 30, 2003 to approximately to $70,000 for the nine months ended September 30, 2004. The increase in cost of product revenues for the three months ended September 30, 2004 was primarily attributable to greater purchases of SmartGuard appliance hardware in the current quarter. The decrease in cost of product revenues for the nine months ended September 30, 2004 was attributable to lower sales of turnkey hardware solutions in the current year. Cost of product revenues as a percentage of product revenues was approximately 2% and 8% for the three and nine months ended September 30, 2003, respectively, and approximately 27% and 11% for the three and nine month periods ended September 30, 2004, respectively.

Cost of consulting and services revenue consists principally of personnel and related costs incurred in providing consulting, support and training services to customers and costs of third-party product support. Cost of consulting and services revenues decreased from approximately $27,000 and $68,000 for the three and nine months ended September 30, 2003, respectively, to approximately $17,000 and $66,000 for the three and nine months ended September 30, 2004, respectively. Cost of consulting and services revenues as a percentage of consulting and services revenue was approximately 7% and 6% for the three and nine months ended September 30, 2003, respectively, and 4% and 6% for the three and nine months ended September 30, 2004, respectively.

OPERATING EXPENSES

Research and Development -- Research and development expense consists principally of the costs of research and development personnel and other expenses associated with the development of new products and enhancement of existing products. Research and development expenses decreased from approximately $263,000 and $858,000 for the three and nine months ended September 30, 2003, respectively, to approximately $245,000 and $710,000 for the three and nine months ended September 30, 2004, respectively. The dollar decrease of approximately $18,000 and $147,000 was primarily due to lower consulting expense of $22,000 and $431,000, lower depreciation expense of $27,000 and $107,000 and lower rent expense of $8,000 and $34,000, partially offset by higher salary expense of $45,000 and $50,000, respectively. Research and development expense as a percentage of total revenue was approximately 30% and 28% for the three and nine months ended September 30, 2003, respectively, and approximately 41% and 40% for the three and nine months ended September 30, 2004, respectively. The percentage increase was primarily due to lower revenues for the three and nine months ended September 30, 2004.

Sales and Marketing -- Sales and marketing expense consists principally of the costs of sales and marketing personnel, advertising, promotions and trade shows. Sales and marketing expense increased from approximately $322,000 and $1,070,000 for the three and nine months ended September 30, 2003, respectively, to approximately $418,000 and $1,226,000 for the three and nine months ended September 30, 2004, respectively. The dollar increase of $96,000 for the three months ended September 30, 2004 relates primarily to higher salary expense of $42,000, higher marketing expense of $7,000, higher consulting expense of $15,000, higher travel expense of $2,000, higher public relations expense of $20,000, higher commission expense of $8,000 and higher relocation expense of $3,000, partially offset by lower telephone expense of $8,000 and lower depreciation expense of $3,000. The dollar increase of $156,000 for the nine months ended September 30, 2004 is primarily attributable to higher salary expense of $116,000, higher marketing expense of $54,000, higher consulting expense of $37,000, higher travel expense of $18,000 and higher public relations expense of $41,000, partially offset by lower commission expense of $58,000 and lower depreciation expense of $60,000. Sales and marketing expense as a percentage of total revenues were approximately 32% and 35% for the three and nine months ended September 30, 2003, respectively, and approximately 84% and 69% for the three and nine months ended September 30, 2004, respectively. The percentage increase is due primarily to lower revenue for fiscal 2004 when compared to the same period for fiscal 2003.

General and Administrative -- General and administrative expense consists principally of the costs of accounting and finance, legal and human resources management, administrative personnel and facilities expenses. General and administrative expense decreased from approximately $315,000 and $1,163,000 for the three and nine months ended September 30, 2003, respectively, to approximately $314,000 and $1,142,000 for the three and nine months ended September 30, 2004. The decrease in expense of approximately $21,000 for the nine months ended September 30, 2004 was due principally to higher salary expense of $42,000, higher consulting expense of $61,000, higher annual report expense of $13,000, higher travel expense of $2,000, higher membership expense of $4,000 and higher legal expense of $30,000, partially offset by lower accounting and audit fees of $86,000, lower D&O insurance expense of $7,000, lower depreciation expense of $28,000, lower miscellaneous expense of $16,000 and lower commission expense of $26,000. General and administrative expenses as a percentage of total revenues were approximately 36% and 38% for the three and nine months ended September 30, 2003, respectively, and 53% and 65% for the three and nine months ended September 30, 2004, respectively.

Business Combination Costs - Business combination costs associated with the contemplated merger with SteelCloud, Inc. were approximately $244,000 attributable primarily to legal fees. On September 28, 2004, the Company and SteelCloud mutually agreed to terminate the definitive agreement and recorded the related expenses as business combination costs.

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately zero and $5,000 for the three and nine months ended September 30, 2003, respectively, to approximately zero and $2,000 for the three and nine months ended September 30, 2004, respectively. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $22,000 and $183,000 for the three and nine months ended September 30, 2003, respectively, to approximately $111,000 and $767,000 for the three and nine months ended September 30, 2004, respectively, substantially all of which was for interest payable on the 7% Subordinated Convertible Notes and recognition of a beneficial conversion feature on the 7% Subordinated Convertible Notes.

Income Taxes -- The Company did not incur income tax expenses as a result of the net loss incurred during the three and nine months ended September 30, 2003 and 2004.

Dividend on Preferred Stock -- The Company provided for dividends on preferred stock of approximately $239,000 and $695,000 during the three and nine months ended September 30, 2004, respectively, and approximately $174,000 and $516,000 for the three and nine months ended September 30, 2003, respectively. Under the terms of the purchase agreements for the Series C and Series D Preferred Stock, the Company may elect to pay these dividends in cash or stock.


LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $104,000 for the nine months ended September 30, 2003 and approximately $684,000 for the nine months ended September 30, 2004. Cash used in operating activities resulted principally from net operating losses in the periods offset in part by an increase in accounts payable in 2003 and interest expense, accounts receivable, accounts payable and deferred rent in 2004. The increase in cash used in operating activities of approximately $580,000 in the first nine months of 2004 was attributable primarily to an increase in net operating loss of $2,005,000.

The Company's investing activities provided cash of approximately $15,000 in the nine months ended September 30, 2003 and used approximately $21,000 in the nine months ended September 30, 2004. Net capital expenditures for property and equipment were approximately $7,000 and ($48,000) during the nine months ended September 30, 2003 and 2004, respectively. These expenditures have generally been for computer workstations and personal computers, office furniture and equipment, and leasehold additions and improvements.

The Company's financing activities provided cash of approximately $8,000 during the nine months ended September 30, 2003 and provided cash of approximately $950,000 during the nine months ended September 30, 2004. In fiscal 2004, the cash was provided primarily by the 7% Notes.

The Company had a working capital deficiency of ($1,931,000) and ($2,261,000) at December 31, 2003 and September 30, 2004, respectively. As of September 30, 2004, the Company had an accumulated deficit of approximately $69,673,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and a further net losses of $813,466 and $2,464,042 for the three and nine months ended September 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. On August 11, 2004, the parties signed a definitive agreement for the transaction. On September 28, 2004, the Company and SteelCloud mutually agreed to terminate the definitive agreement. For further information, refer to Part II, Item 5 of this Quarterly Report on Form 10-Q, V-ONE's Current Report on Form 8-K filed with the SEC on August 11, 2004 and V-ONE's Current Report on Form 8-K filed with the SEC on September 29, 2004.

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of September 30, 2004 and the periods in which payments are due:

                                                        Payments Due By Period
                              -----------------------------------------------------------------------------
                                Remainder          2005           2007       Thereafter          Total
                                 of 2004         and 2006       and 2008
                              -----------------------------------------------------------------------------
Long-term debt obligation          $34,676        $46,234             $0               $0          $80,910
Convertible debt                         0              0              0        1,200,000        1,200,000
                              -------------   ------------   ------------   --------------   --------------
Operating leases                   116,064        465,069        296,275                0          877,408
                              -------------   ------------   ------------   --------------   --------------
                                  $185,415       $511,303       $296,275       $1,200,000       $2,158,318
                              =============   ============   ============   ==============   ==============


OFF-BALANCE SHEET ARRANGEMENTS

The Company had no material off-balance sheet arrangements during the first three and nine months of fiscal 2004 or 2003.

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

Item 4.  Controls and Procedures

The Company carried out an evaluation under the supervision and with participation of the Company's management, including the Company's President, Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the period covered by this report. Based on that evaluation, the Company's President, Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Company in its reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms. There was no change in the Company's internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

The Merger Agreement for the Company's anticipated merger with SteelCloud, Inc. required that the Company's outstanding 7% Subordinated Convertible Notes be cancelled and converted into the right to receive specified merger consideration and that all related note instruments be terminated without any obligation of note holders or the Company. In contemplation of the merger, the Company and the note holders executed agreements effecting the note cancellation, which agreements provided that the note cancellation would be void if the merger was not consummated. On September 28, 2004, the Company and SteelCloud terminated the Merger Agreement and consequently, the Company's 7% Subordinated Convertible Notes remain outstanding.

As of September 30, 2004, the Company is in default on the interest payable on the 7% Subordinated Convertible Notes in the amount of $42,000. The holders have not made any formal claims for payment and the Company currently is seeking an extension of time for the payment of interest.

The 7% Subordinated Convertible Notes also provide that the Company will be in default if the Registration Statement providing for the resale of shares of Common Stock issuable upon conversion of the notes is not declared effective by the SEC within 180 days of February 27, 2004. The Company timely filed the Registration Statement and is currently responding to comments from the SEC. However, due to unanticipated circumstances, the Registration Statement has not yet been declared effective by the SEC.

     In such events of default, the note holders may demand that the Company pay interest on the outstanding principal balance of the notes at the lesser of 12% and the maximum applicable legal rate per annum from the date of the event of default until such default is cured. If such events of default continue, the note holders may at their option, (i) declare the entire unpaid principal balance of the notes, together with accrued and unpaid interest, due and payable, (ii) demand that the principal amount of the notes then outstanding and all accrued and unpaid interest thereon be converted into shares of Common Stock, or (iii) exercise or otherwise enforce any one or more of their rights under the notes and related agreements. The note holders have not made any such demands or declarations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On May 19, 2004, the Company signed a letter of intent with SteelCloud Inc. ("SteelCloud"), for SteelCloud to acquire V-ONE in an all stock transaction. The letter of intent contemplated that V-ONE common shareholders would receive one share of SteelCloud Common Stock in exchange for approximately 8.5 shares of V-ONE Common Stock. Because of continuing delays in the governmental programs underlying V-ONE's revenue plan and the resulting adverse effect on V-ONE's financial position, the parties renegotiated the transaction valuation, taking into consideration the risks associated with possible additional delays in V-ONE's government programs. The parties signed a definitive agreement, a copy of which was filed with the Securities and Exchange Commission on August 11, 2004 as an exhibit to V-ONE's Current Report on Form 8-K. The definitive agreement contemplated that V-ONE common shareholders would receive one share of SteelCloud Common Stock in exchange for approximately 21 shares of V-ONE Common Stock, plus warrants to purchase an aggregate of 750,000 shares of SteelCloud Common Stock. On September 28, 2004, the Company and SteelCloud mutually agreed to terminate the definitive agreement. For further information, refer to V-ONE's Current Report on Form 8-K filed with the SEC on August 11, 2004, V-ONE's Current Report on Form 8-K filed with the SEC on September 29, 2004.

Item 6. Exhibits

         The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2004:

Exhibit                                     Description
-------                                     ------------

2.1 Agreement and Plan of Merger dated August 11, 2004 (the information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated August 11, 2004).

10.1 Termination Agreement dated September 28, 2004 (the information required by this exhibit is incorporated herein by reference to V-ONE's Form 8-K dated September 29, 2004).


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



                                            V-ONE CORPORATION
                                            Registrant


Date:  November 11, 2004            By:     /s/ Margaret E. Grayson
                                            -------------------------
                                            Name:  Margaret E. Grayson
                                            Title: President, Chief Executive
                                                   Officer and Principal
                                                   Financial Officer