Form 10-Q/A
period 2004-09-30
V ONE CORP/ DE
filed 2004-12-20
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 1 TO FORM 10-Q

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A for the quarter ended September 30, 2004 is being filed to amend the items described below in V-ONE Corporation's Quarterly Report on Form 10-Q for such period originally filed with the U.S. Securities and Exchange Commission on November 15, 2004. The original Form 10-Q was filed with Condensed Balance Sheets that reflected V-ONE Corporation's 7% Subordinated Convertible Notes ("7% Notes") payable as a non-current liability. V-ONE Corporation has reclassified the 7% Notes and is amending this quarterly report on Form 10-Q so that the Condensed Balance Sheets in Part I, Item 1 reflect the 7% Notes payable as a current liability. In addition, the remaining debt discount related to the 7% Notes was recognized as interest expense. This amended Form 10-Q also includes additional disclosures regarding the 7% Notes and the related debt discount in Part I, Item 1, Notes 4 and 6 of the Notes to the Condensed Financial Statements, Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 3, Defaults Upon Senior Securities.

Generally, no attempt has been made in this Amendment No. 1 on Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q except for amounts included in the financial statements, footnotes and management's discussion and analysis impacted by the items described above. Amendment No. 1 generally does not reflect events occurring after the filing of the original Form 10-Q or modify or update those disclosures affected by subsequent events. Information not affected by the reclassification is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 15, 2004. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the U.S. Securities and Exchange
Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings.

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX

                                                                      Page No.
                                                                      --------

PART I.         FINANCIAL INFORMATION                                     4

Item 1.         Financial Statements                                      4

                Condensed Balance Sheets as of September 30,              4
                2004 (unaudited) and December 31, 2003

                Condensed Statements of Operations for the                5
                three and nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited)

                Condensed Statements of Cash Flows for the                6
                nine months ended September 30, 2004
                (unaudited) and September 30, 2003 (unaudited)

                Notes to the Condensed Financial Statements               7
                (unaudited)

Item 2.         Management's Discussion and Analysis of                  12
                Financial Condition and Results of Operations

Item 3.         Quantitative and Qualitative Disclosures                 15
                About Market Risk

Item 4.         Controls and Procedures                                  16

PART II.        OTHER INFORMATION                                        16

Item 1.         Legal Proceedings                                        16

Item 2.         Unregistered Sales of Equity Securities and              16
                Use of Proceeds

Item 3.         Defaults Upon Senior Securities                          16

Item 4.         Submission of Matters to a Vote of Security              17
                Holders

Item 5.         Other Information                                        17

Item 6.         Exhibits                                                 17

SIGNATURE                                                                18

PART 1.  FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          V-ONE CORPORATION
                                                      CONDENSED BALANCE SHEETS

                                                             (Unaudited)

                                                                              September 30, 2004   December 31, 2003
                                 ASSETS                                          (Unaudited)
                                                                              -------------------  -------------------
Current assets:
  Cash and cash equivalents                                                            $ 272,934             $ 27,755
  Certificate of deposit - restricted                                                          -               26,500
  Accounts receivable, less allowances of $20,000 and $15,500 respectively               188,302              606,426
  Finished goods inventory, less allowances of $9,226 and $8,901 respectively              1,881                3,636
  Prepaid expenses and other assets                                                       80,920               61,875
                                                                              -------------------  -------------------
    Total current assets                                                                 544,037              726,192

  Property and equipment,  net                                                            74,884               64,138
  Deferred financing costs,  net                                                         316,346                    -
  Deposits                                                                                95,141               95,141
                                                                              -------------------  -------------------
    Total assets                                                                     $ 1,030,408            $ 885,471
                                                                              ===================  ===================

      LIABILITIES AND SHAREHOLDERS' DEFICIENCY
Current liabilities:
  Accounts payable and accrued expenses                                              $ 1,694,250          $ 1,320,361
  Deferred revenue                                                                     1,032,821              692,914
  Convertible notes payable                                                            1,200,000              493,000
  Notes payable, other                                                                    78,279              151,248
                                                                              -------------------  -------------------
    Total current liabilities                                                          4,005,350            2,657,523
  Notes payable, other - noncurrent                                                                            45,287
  Deferred rent                                                                           41,605               40,535
                                                                              -------------------  -------------------
   Total liabilities                                                                   4,046,955            2,743,345

Commitments and contingencies

Shareholders' deficiency:
Preferred stock, $.001 par value,13,333,333 shares authorized:
  Series C redeemable preferred stock, 500,000 designated; 42,904 shares issued and outstanding
    (liquidation preference of  $1,126,000)                                                   43                   43
  Series D convertible preferred stock 3,675,000 shares designated,
    3,021,000 shares issued and outstanding
    (liquidation preference of $5,770,110)                                                 3,021                3,021

  Common stock, $0.001 par value; 75,000,000 shares authorized;
    15,642,555 and 13,950,284 shares issued and outstanding, respectively                 15,643               13,950
  Accrued dividends payable                                                            3,213,058            2,517,765
  Additional paid-in capital                                                          64,483,268           62,121,291
  Accumulated deficit                                                                (70,731,580)         (66,513,944)
                                                                              -------------------  -------------------
    Total shareholders' deficiency                                                    (3,016,547)          (1,857,874)
                                                                              -------------------  -------------------
    Total liabilities and shareholders' deficiency                                   $ 1,030,408            $ 885,471
                                                                              ===================  ===================

          The accompanying notes are an integral part of these financial statements.

                                                     V-ONE CORPORATION
                                            CONDENSED STATEMENTS OF OPERATIONS

                                          Three months        Three months           Nine months          Nine months
                                             ended               ended                  ended                ended
                                       September 30, 2004   September 30, 2003    September 30, 2004   September 30, 2003
                                          (unaudited)          (unaudited)            (unaudited)          (unaudited)
                                       -------------------  ------------------    ---------------------------------------
Revenues:
  Products                                      $ 205,966           $ 489,907            $ 606,223         $ 1,902,127
  Consulting and services                         385,312             388,859            1,152,786           1,137,131
                                       -------------------  ------------------    ---------------------------------------
    Total revenues                                591,278             878,766            1,759,009           3,039,258

Cost of revenues:
  Products                                         56,282               9,443               70,140             152,544
  Consulting and services                          16,983              27,284               65,776              67,710
                                       -------------------  ------------------    ---------------------------------------
    Total cost of revenues                         73,265              36,727              135,916             220,254
                                       -------------------  ------------------    ---------------------------------------

Gross profit                                      518,013             842,039            1,623,093           2,819,004

Operating expenses:
  Research and development                        244,814             263,096              710,415             857,535
  Sales and marketing                             417,759             321,680            1,225,619           1,069,533
  General and administrative                      313,680             315,116            1,142,008           1,163,046
                                       -------------------  ------------------    ---------------------------------------
    Total operating expenses                      976,253             899,892            3,078,042           3,090,114
                                       -------------------  ------------------    ---------------------------------------

Operating profit (loss)                          (458,240)            (57,853)          (1,454,949)           (271,110)

Other (expense) income:
  Interest expense                             (1,169,567)            (22,363)          (1,825,644)          (183,838)
  Interest income                                     197                 103                2,200              5,154
  Business combination costs                     (244,158)                  -             (244,158)                 -
     Other (expense) income                                                 -                  207             (9,153)
                                       -------------------  ------------------    ---------------------------------------
    Total other (expense) income               (1,413,528)            (22,260)          (2,067,395)          (187,837)
                                       -------------------  ------------------    ---------------------------------------
Net loss                                       (1,871,768)            (80,113)          (3,522,344)          (458,947)

Dividends on preferred stock                      238,712             173,826              695,293            515,808
                                       -------------------  ------------------    ---------------------------------------

Loss attributable to holders of
 common stock                                $ (2,110,480)         $ (253,939)        $ (4,217,637)        $ (974,755)
                                       ===================  ==================    =======================================

Basic and diluted loss per share
 attributable to holders of common
 stock                                            $ (0.13)            $ (0.02)             $ (0.27)           $ (0.07)
                                       ===================  ==================    =======================================

Weighted average number of common
  shares outstanding                           15,642,555          13,618,346           15,391,321         13,486,595
                                       ===================  ==================    =======================================

                        The accompanying notes are an integral part of these financial statements.

                                          V-ONE CORPORATION
                                 CONDENSED STATEMENTS OF CASH FLOWS


                                                               Nine months          Nine months
                                                                  ended                ended
                                                            September 30, 2004   September 30, 2003
                                                                (unaudited)          (unaudited)
                                                           -------------------  -------------------
Cash flows from operating activities:
Net loss                                                        $ (3,522,344)          $ (458,947)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization                                         36,878              231,893
Amortization of debt discount                                      1,200,000               11,758
Interest expense-beneficial conversion feature                       434,888               22,000
Interest expense on repricing of warrants                                                  23,890
Amortization of deferred financing costs                             111,652               68,974
Noncash charge related to issuance of warrants,
  options and stock as compensation                                    3,123               51,757
Changes in operating assets and liabilities:
  Accounts receivable                                                418,124             (469,958)
  Inventory                                                            1,755                2,250
  Deferred financing costs                                                                 68,974
  Prepaid expenses and other assets                                  (19,045)              26,234
  Accounts payable and accrued  expenses                             310,318              356,746
  Deferred revenue                                                   339,907              (45,600)
  Deferred rent                                                        1,070                6,114
                                                           ------------------   ------------------
    Net cash used in operating activities                           (683,674)            (103,915)

Cash flows from investing activities:
  Net purchase of property and equipment                             (47,624)               6,586
  Certificate of deposit redemption                                   26,500                8,500
                                                           ------------------   ------------------
     Net cash provided by (used in) investing
      activities                                                     (21,124)              15,086

Cash flows from financing activities:
  Exercise of options and warrants                                       900                3,750
  Payment of fractional shares                                            (9)                   -
  Issuance of common stock under employee stock plans                  4,072                4,356
  Proceeds of notes payable                                        1,200,000                    -
  Payments of deferred financing costs                              (200,301)                   -
  Payments on notes payable-other                                    (24,068)                   -
  Payments of notes payable                                          (30,617)                   -
                                                           ------------------   ------------------
    Net cash provided by financing activities                        949,977                8,106
                                                           ------------------   ------------------

Net increase (decrease) in cash and cash equivalents                 245,179              (80,723)

Cash and cash equivalents at beginning of period                      27,755               93,985
                                                           ------------------   ------------------
Cash and cash equivalents at end of period                         $ 272,934             $ 13,262
                                                           ==================  ===================

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

4.    Management's Plans

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and further net losses of $1,871,768 and $3,522,344 for the three and nine months ended September 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

An event of default will occur if V-ONE fails to make any principal payment under the 7% Notes, V-ONE fails to make any interest payment for a period of five days after such payment is due, V-ONE fails to timely file the Registration Statement providing for the resale of the shares of Common Stock issuable upon conversion of the 7% Notes or the Registration Statement is not declared effective by the SEC within 180 days of February 27, 2004, the effectiveness of the Registration Statement lapses for a period of 20 consecutive trading days, or upon the occurrence of other default events, including, but not limited to, an assignment for the benefit of creditors, an application for the appointment of a trustee or receiver or the commencement of a bankruptcy proceeding. In such events of default, the 7% Note holders may demand that the Company pay interest on the outstanding principal balance of the 7% Notes at the lesser of 12% and the maximum applicable legal rate per annum from the date of the event of default until such default is cured. If such events of default continue, the 7% Note holders may at their option, (i) declare the entire unpaid principal balance of the 7% Notes, together with accrued and unpaid interest, due and payable, (ii) demand that the principal amount of the 7% Notes then outstanding and all accrued and unpaid interest thereon be converted into shares of Common Stock, or (iii) exercise or otherwise enforce any one or more of their rights under the 7% Notes and related agreements.

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

The Merger Agreement for the Company's anticipated merger with SteelCloud, Inc. required that the Company's outstanding 7% Notes be cancelled and converted into the right to receive specified merger consideration and that all related note instruments be terminated without any obligation of the 7% Note holders or the Company. In contemplation of the merger, the Company and the 7% Note holders executed agreements effecting the note cancellation, which agreements provided that the note cancellation would be void if the merger was not consummated. On September 28, 2004, the Company and SteelCloud terminated the Merger Agreement and consequently, the Company's 7% Notes remain outstanding.

As of September 30, 2004, the Company is in default on the interest payable on the 7% Notes in the amount of $42,000. The 7% Note holders have not made any formal claims for payment and the Company currently is seeking an extension of time for the payment of interest.

The 7% Notes also provide that the Company will be in default if the Registration Statement providing for the resale of shares of Common Stock issuable upon conversion of the 7% Notes is not declared effective by the SEC within 180 days of February 27, 2004. The Company timely filed the Registration Statement and is currently responding to comments from the SEC. However, due to unanticipated circumstances, the Registration Statement has not yet been declared effective by the SEC.

In such events of default, the 7% Note holders may demand that the Company pay interest on the outstanding principal balance of the 7% Notes at the lesser of 12% and the maximum applicable legal rate per annum from the date of the event of default until such default is cured. If such events of default continue, the 7% Note holders may at their option, (i) declare the entire unpaid principal balance of the 7% Notes, together with accrued and unpaid interest, due and payable, (ii) demand that the principal amount of the 7% Notes then outstanding and all accrued and unpaid interest thereon be converted into shares of Common Stock, or (iii) exercise or otherwise enforce any one or more of their rights under the 7% Notes and related agreements. The 7% Note holders have not made any such demands or declarations.

In addition, because the Registration Statement has not yet been declared effective by the SEC, the 7% Note holders may require the Company to prepay in cash all or a portion of the 7% Notes at a price equal to 120% of the aggregate principal amount of the 7% Notes, plus all accrued and unpaid interest. The 7% Note holders have not made any such demands or declarations.

Upon issuance of the 7% Notes, the Company recorded a debt discount of approximately $1,200,000 in accordance with the accounting requirements for a beneficial conversion feature on the 7% Notes. The debt discount was to be amortized over the 5 year term of the notes indicated by the stated redemption date. Since the 7% Notes are in default, the holders, may, at their option, declare the entire unpaid principal balance of the 7% Notes, together with accrued and unpaid interest, due and payable. As a result of the default, the 7% Notes no longer have a stated redemption date and the Company is now required to amortize the debt discount over the period from the date of issuance to the earliest conversion date. Therefore, the Company has amortized the remaining debt discount to interest expense as of the date of the default.

During the three and nine months ended September 30, 2004, the Company amortized $1,118,302 and $1,200,000 of the discount to interest expense, respectively, related to the 7% Notes. Additionally, the Company recorded $21,467 in accrued interest expense for the third quarter of 2004.

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

                                             Three months ended September 30,          Nine months ended September 30,
                                           --------------------------------------    -----------------------------------
                                                 2004                2003                  2004               2003
                                                 ----                ----                  ----               ----

Net Loss, as reported                          $ (2,110,480)     $   (253,939)         $ (4,217,637)      $   (974,755)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects
Deduct: Total stock-based employee
compensation income (expense) determined
under fair value based method for all
awards, net of related tax effects             $     37,181      $    (66,407)         $     56,262       $   (199,221)
                                           -----------------   ---------------       ---------------    ---------------

Pro forma net loss                             $ (2,073,299)     $   (320,346)         $ (4,161,375)      $ (1,173,976)
                                           =================   ===============       ===============    ===============
Earnings per share:
Basic - as reported                            $      (0.13)     $      (0.02)         $      (0.27)      $      (0.07)
Basic - pro forma                              $      (0.13)     $      (0.02)         $      (0.27)      $      (0.09)

Diluted - as reported                          $      (0.13)     $      (0.02)         $      (0.27)      $      (0.07)
Diluted - pro forma                            $      (0.13)     $      (0.02)         $      (0.27)      $      (0.09)

Denominator for basic and diluted
net loss per share-adjusted weighted
average shares                                   15,642,555        13,618,346(1)         15,391,321          13,486,595(1)
                                           =================   ===============       ===============     ===============

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

8.    Net Loss Per Share

The following table sets forth the computation of basic and diluted net loss per share:

                                                Three Months ended September 30,            Nine Months ended September 30,
                                             ----------------------------------------   -------------------------------------
                                                   2004                  2003                2004                   2003
                                                   ----                  ----                ----                   ----

Numerator:
Net Loss                                       $ (1,871,768)         $    (80,113)        $ (3,522,344)       $   (458,947)
Less:  Dividend on preferred stock                 (238,712)             (173,826)            (695,293)           (515,808)
                                             -----------------     ------------------   ----------------     ----------------
Net loss attributable to holders of
 common stock                                  $ (2,110,480)         $   (253,939)        $ (4,217,637)       $   (974,755)
                                             =================     ==================   ================     ================
Denominator:
Denominator for basic and diluted net
 loss per share - weighted average shares        15,642,555            13,618,346           15,391,321          13,486,595(1)

Effect of dilutive securities:
  Preferred Stock                                         -                     -                    -                   -
  Stock Options                                           -                     -                    -                   -
  Warrants                                                -                     -                    -                   -
                                             -----------------     ------------------   ----------------     ----------------
Dilutive potential common shares                          -                     -                    -                   -
                                             -----------------     ------------------   ----------------     ----------------
Denominator for diluted net loss per
 share -  adjusted weighted average
 shares                                          15,642,555            13,618,346(1)        15,391,321          13,486,595(1)
                                             =================     ==================   ================     ================
Net loss attributable to holders of
 common stock                                  $     (0.13)          $     (0.02)         $     (0.27)         $     (0.07)
                                             =================     ==================   ================     ================

(1) reflects 1:2 reverse stock split effected May 14, 2004


The following equity instruments were not included in the diluted net loss per share calculation because their effect would be anti-dilutive:

                               Nine Months ended September 30,
                                   2004            2003
                                ------------    -----------

         Preferred stock:
           Series  D             1,510,500      1,510,500 (1)
         Stock options           2,331,068      2,485,577 (1)
         Warrants                4,693,662      1,153,352 (1)

(1) reflects 1:2 reverse stock split effected May 14, 2004

9.  Supplemental Cash Flow Disclosure

                                                      Three Months Ended              Nine Months Ended
                                                Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004  Sept. 30, 2003
                                                --------------  --------------  --------------  --------------

Cash paid for interest                               3,838           25,157          56,138         52,859
Non-cash investing and financing activities:
  Beneficial conversion feature on 7%                    0                0       1,200,000              0
    Convertible Notes
  Issuance of warrants for financing costs               0                0         227,696              0
Debt converted to common stock                           0                0         343,000         25,000

                                                         12

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

Interest Income and Expense -- Interest income represents interest earned on cash and cash equivalents. Interest income decreased from approximately zero and $5,000 for the three and nine months ended September 30, 2003, respectively, to approximately zero and $2,000 for the three and nine months ended September 30, 2004, respectively. The decrease was attributable to lower levels of cash and cash equivalents in the current period. Interest expense represents interest paid or payable on loans and capitalized lease obligations. Interest expense increased from approximately $22,000 and $183,000 for the three and nine months ended September 30, 2003, respectively, to approximately $1,170,000 and $1,826,00 for the three and nine months ended September 30, 2004, respectively, substantially all of which was for interest payable on the 7% Subordinated Convertible Notes and recognition of a beneficial conversion feature on the 7% Subordinated Convertible Notes.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's operating activities used cash of approximately $104,000 for the nine months ended September 30, 2003 and approximately $684,000 for the nine months ended September 30, 2004. Cash used in operating activities resulted principally from net operating losses in the periods offset in part by an increase in accounts payable in 2003 and interest expense, accounts receivable, accounts payable and deferred rent in 2004. The increase in cash used in operating activities of approximately $580,000 in the first nine months of 2004 was attributable primarily to an increase in net operating loss of $3,063,000.

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

The Company had a working capital deficiency of ($1,931,000) and ($3,461,313) at December 31, 2003 and September 30, 2004, respectively. As of September 30, 2004, the Company had an accumulated deficit of approximately $69,673,000.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company reported a net loss of $449,650, $5,635,191 and $6,237,278 for the years ended December 31, 2003, 2002 and 2001, respectively, and a further net losses of $1,871,768 and $3,522,344 for the three and nine months ended September 30, 2004, respectively. Notwithstanding acceptance of the Company's security concepts and critical acclaim for its products, there can be no assurance that the consummation of sales of the Company's products to existing customers or proposed agreements with potential customers will generate timely or sufficient revenue for the Company to cover its costs of operations and meet its cash flow requirements. Accordingly, the Company may not have the funds needed to sustain operations during 2004.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of September 30, 2004 and the periods in which payments are due:

                                                     Payments Due By Period
                                 ----------------------------------------------------------------
                                   Remainder      2005        2007     Thereafter       Total
                                    of 2004     and 2006    and 2008
                                 ------------  ---------   ----------  ------------  ------------
Long-term debt obligations          $34,676     $46,234           $0            $0       $80,910
Convertible debt                          0           0            0     1,200,000     1,200,000
                                 ------------  ---------   ----------  ------------  ------------
Operating leases                    116,064     465,069      296,275             0       877,408
                                 ------------  ---------   ----------  ------------  ------------
                                   $185,415    $511,303     $296,275    $1,200,000    $2,158,318
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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

The Merger Agreement for the Company's anticipated merger with SteelCloud, Inc. required that the Company's outstanding 7% Notes be cancelled and converted into the right to receive specified merger consideration and that all related note instruments be terminated without any obligation of the 7% Note holders or the Company. In contemplation of the merger, the Company and the 7% Note holders executed agreements effecting the note cancellation, which agreements provided that the note cancellation would be void if the merger was not consummated. On September 28, 2004, the Company and SteelCloud terminated the Merger Agreement and consequently, the Company's 7% Notes remain outstanding.

As of September 30, 2004, the Company is in default on the interest payable on the 7% Notes in the amount of $42,000. The 7% Note holders have not made any formal claims for payment and the Company currently is seeking an extension of time for the payment of interest.

The 7% Notes also provide that the Company will be in default if the Registration Statement providing for the resale of shares of Common Stock issuable upon conversion of the 7% Notes is not declared effective by the SEC within 180 days of February 27, 2004. The Company timely filed the Registration Statement and is currently responding to comments from the SEC. However, due to unanticipated circumstances, the Registration Statement has not yet been declared effective by the SEC.

In such events of default, the 7% Note holders may demand that the Company pay interest on the outstanding principal balance of the 7% Notes at the lesser of 12% and the maximum applicable legal rate per annum from the date of the event of default until such default is cured. If such events of default continue, the 7% Note holders may at their option, (i) declare the entire unpaid principal balance of the 7% Notes, together with accrued and unpaid interest, due and payable, (ii) demand that the principal amount of the 7% Notes then outstanding and all accrued and unpaid interest thereon be converted into shares of Common Stock, or (iii) exercise or otherwise enforce any one or more of their rights under the 7% Notes and related agreements. The 7% Note holders have not made any such demands or declarations.

In addition, because the Registration Statement has not yet been declared effective by the SEC, the 7% Note holders may require the Company to prepay in cash all or a portion of the 7% Notes at a price equal to 120% of the aggregate principal amount of the 7% Notes, plus all accrued and unpaid interest. The 7% Note holders have not made any such demands or declarations.

Upon issuance of the 7% Notes, the Company recorded a debt discount of approximately $1,200,000 in accordance with the accounting requirements for a beneficial conversion feature on the 7% Notes. The debt discount was to be amortized over the 5 year term of the notes indicated by the stated redemption date. Since the 7% Notes are in default, the holders, may, at their option, declare the entire unpaid principal balance of the 7% Notes, together with accrued and unpaid interest, due and payable. As a result of the default, the 7% Notes no longer have a stated redemption date and the Company is now required to amortize the debt discount over the period from the date of issuance to the earliest conversion date. Therefore, the Company has amortized the remaining debt discount to interest expense as of the date of the default.

During the three and nine months ended September 30, 2004, the Company amortized $1,118,302 and $1,200,000 of the discount to interest expense, respectively, related to the 7% Notes. Additionally, the Company recorded $21,467 in accrued interest expense for the third quarter of 2004.

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

Item 6. Exhibits

      The following exhibits are filed as part of this quarterly report on Form 10-Q for the period ended September 30, 2004:

Exhibit                             Description
-------                             -----------

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



                                        V-ONE CORPORATION
                                        Registrant


Date:  December 16, 2004                By: /s/ Margaret E. Grayson
                                            ------------------------------------
                                            Name:  Margaret E. Grayson
                                            Title: President, Chief Executive
                                                   Officer and Principal
                                                   Financial Officer