Form 10-Q/A
period 2004-09-30
V ONE CORP/ DE
filed 2004-12-22
CIK 1008946

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                          AMENDMENT NO. 2 TO FORM 10-Q

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

                                EXPLANATORY NOTE


This Form 10-Q/A (Amendment No. 2) amends Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004, originally filed by V-ONE Corporation on November 15, 2004, and amended on December 20, 2004 (the "Amended Form 10-Q"). The effect of the amendment is to correct a typographical error in Management's Discussion and Analysis of Financial Condition and Results of Operations in the Amended Form 10-Q. The correction is located on page 4 herein, in the fourth paragraph on the page, wherein consulting and services revenues for the nine months ended September 30, 2003 were incorrectly stated as $1,137,000,000 rather than the correct figure of $1,137,000. The entire corrected sentence now reads:

            Consulting and services revenues increased from approximately $1,137,000 for the nine months ended September 30, 2003 to approximately $1,153,000 for the nine months ended September 30, 2004.

This Amendment No. 2 sets forth the complete text of Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, as corrected, and updates the signature page and Exhibits 31 and 32. The remainder of the Amended Form 10-Q, including the financial statements and the notes thereto, remains unchanged and is not reproduced herein.

                                V-ONE Corporation
                          Quarterly Report on Form 10-Q

                                      INDEX





                                                                        PAGE NO.
                                                                        --------

Part I         FINANCIAL INFORMATION

Item 2.        Management's Discussion and Analysis of Financial           4
               Condition and Results of Operations

Item 6.        Exhibits                                                    7

SIGNATURE                                                                  8

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

RESULTS OF OPERATIONS

REVENUES

Total revenues decreased from approximately $879,000 and $3,039,000 for the three and nine months ended September 30, 2003, respectively, to approximately $591,000 and $1,759,000 for the three and nine months ended September 30, 2004, respectively. This decrease of approximately $287,000 or 33% and $1,280,000 or 42% is due primarily to a decrease in product revenue of $284,000 and $1,296,000 for the three and nine months ended September 30, 2004, respectively, offset in part by an increase in consulting and services revenues for the nine months ended September 30, 2004. Product revenues are derived principally from software licenses and the sale of hardware products. Product revenues decreased from approximately $490,000 and $1,902,000 for the three and nine months ended September 30, 2003, respectively, to approximately $206,000 and $606,000 for the three and nine months ended September 30, 2004, respectively. Consulting and services revenues are derived principally from fees for services complementary to the Company's products, including consulting, maintenance, installation and training. Consulting and services revenues decreased from approximately $389,000 for the three months ended September 30, 2003 to approximately $385,000 for the three months ended September 30, 2004. Consulting and services revenues increased from approximately $1,137,000 for the nine months ended September 30, 2003 to approximately $1,153,000 for the nine months ended September 30, 2004. This was due principally to an increase in the number of renewing maintenance contracts provided to customers in the first quarter of fiscal 2004.

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

CONTRACTUAL OBLIGATIONS

The  following  table  discloses  aggregate   information  about  the  Company's
contractual obligations as of September 30, 2004 and the periods in which payments are due:

                                                    Payments Due By Period
                                 -----------------------------------------------------------
                                  Remainder      2005        2007     Thereafter     Total
                                   of 2004     and 2006    and 2008
                                 ------------------------------------------------------------
Long-term debt obligations         $34,676     $46,234          $0          $0       $80,910
Convertible debt                         0          0            0    1,200,000    1,200,000
                                 ----------    -------    ---------   ---------    ----------
Operating leases                   116,064     465,069     296,275           0       877,408
                                 ---------    ---------  ---------   -----------  -----------
                                  $185,415     $511,303   $296,275    $1,200,000   $2,158,318
                                 =========    =========  =========   ===========  ===========

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



                                      V-ONE CORPORATION
                                      Registrant


Date:  December 22, 2004        By:   /s/ Margaret E. Grayson
                                      ------------------------------
                                      Name:  Margaret E. Grayson
                                      Title: President, Chief Executive Officer
                                             and Principal Financial Officer